Form 10KSB
period 2005-10-31
MED-TECH SOLUTIONS, INC.
filed 2006-02-10
CIK 1312069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended October 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ________________________ to ________________________

COMMISSION FILE NUMBER 000-51574

MED-TECH SOLUTIONS, INC.
(Name of small business issuer in its charter)

NEVADA	980442163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 2200 – 1177 West Hastings Street
Vancouver, British Columbia, Canada	V6E 2K3
(Address of principal executive offices)	(Zip Code)

(604) 688-7526
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:
NONE.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value Per Share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,004,000 based on a price of $0.40 per share, being the last price at which shares of common stock were sold by the Issuer.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of January 26, 2006, the Issuer had 10,100,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", “Med-Tech”, and the “Company” mean Med-Tech Solutions, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.                DESCRIPTION OF BUSINESS.

We are a development stage company focused on the marketing and distribution of a medical pessary device designed for women. We have entered into a license agreement pursuant to which we acquired an exclusive worldwide license to manufacture, market, and distribute a medical pessary device for the treatment of female urinary incontinence called the “Gynecone”. Our plan of operation is to develop and market the Gynecone device and secure agreements and/or working relationships with potential distributors of the Gynecone device.

Our pricing strategy is to provide the lowest cost product while providing features related to safety and efficacy, which are equivalent to or better than those of competitive products. It is expected that the Gynecone will be at a lower price than these products. We also intend to establish distribution agreements with major independent medical device distributors and work directly with these parties to perform all necessary activities including regulatory approvals, networking, clinician training and promotion.

We have not earned any revenues to date. We plan to earn revenues from sales of our Gynecone device. We do not anticipate earning revenues until such time as we complete the marketing, promotion and development of our Gynecone device. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales of our products or that the revenues generated will exceed our operating costs. Since our inception, we have used our common stock to raise money for asset acquisitions, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

CORPORATE BACKGROUND

We were incorporated on May 28, 2004 under the laws of the State of Nevada. Our principal offices are located at Suite 2200 – 1177 West Hastings Street, Vancouver, British Columbia, Canada. Our telephone number is (604) 688-7526.

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments occurred since October 31, 2004:

1.

Pursuant to our distribution agreement with Medisell International Holdings Inc., Medisell was to purchase 333 units of our Gynecone device by October, 2005 at a price of $25 per unit. At present we have not received payment for the 333 units and as a result have not delivered the units to Medisell for marketing and distribution.

2.

We commenced Phase II of our plan of operation in November, 2005 and have completed the production of 1,000 units of our Gynecone device for distribution and sale. We expect to complete Phase II of our plan of operation in March, 2006. Our Gynecone device is presently ready to market in the Philippines.

3.	We completed the packaging for our Gynecone device in October, 2005. As a result, the first phase of our plan of operation was completed in October, 2005.

4.

We registered the resale of 5,100,000 shares of our common stock (the “Shares”) offered by selling stockholders of Med-Tech at a price of $0.50 per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No. 333-122352), effective at 12:00 pm (Eastern) on October 17, 2005 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. The Offering will terminate nine months after the Effective Date. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale. We have expended $12,300 on the costs of the Offering.

5.

On May 17, 2005, we entered into a distributor agreement with Medisell International Holdings, Inc. (“Medisell”) by which we granted Medisell the exclusive right to market and distribute the Gynecone device in the Philippines. Medisell has agreed to pay us a per unit cost of $25 for all product orders and to pay all shipping and marketing costs for all product orders. Medisell is a private Chinese company which markets and distributes medical devices in Asia. Medisell is a subsidiary of Medisell (China) M.I. MFG. Co. Ltd. which is 25% owned by MDMI Technologies Inc. See “Medisell Distribution Agreement”, below.

6.

On January 25, 2005, we entered into a manufacturing agreement with MDMI for the purpose of manufacturing our Gynecone device in Canada. Under the terms of our manufacturing agreement with MDMI we agreed for an indefinite term to purchase products developed by MDMI according to our specifications at a price of $10 per urinary incontinence apparatus unit produced. See “MDMI Manufacturing Agreement”, below.

IN GENERAL

We are a development stage company focused on the distribution and marketing of a medical pessary device designed for women. We have entered into a license agreement pursuant to which we acquired an exclusive worldwide license to manufacture, market, and distribute a medical pessary device for the treatment of female urinary incontinence called the “Gynecone”. Our plan of operation is to develop and market the Gynecone device and secure agreements and/or working relationships with potential distributors of the Gynecone device. Our initial focus is on the Asian market and in particular the Philippines. In May, 2005, we entered into a distribution agreement for sales of the Gynecone device with Medisell, a distributor in the Philippines. Medisell has agreed to pay us a per unit cost of $25 per unit for all product orders and to pay all shipping and marketing costs for all product orders. See “Description of Business-Medisell Distribution Agreement”.

We have developed 1,000 units of our Gynecone device which we intend to use for marketing and sale as commercial grade medical devices to international distributors. Our distributors are expected to obtain all required regulatory approvals to market the Gynecone device to Philippine pharmacies and independent physicians as a commercial product. We intend to supply the labelled and packaged finished device, plus all necessary technical bulletins and training documentation. See “Philippine Market” and “Government Regulation” below. Our Gynecone device is ready to market in the Philippines.

We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales of our products or that the revenues generated will exceed the operating costs.

LICENSE AGREEMENT WITH MDMI

On October 29, 2004, we entered into an exclusive license agreement with MDMI Technologies Inc. (“MDMI”), a private Canadian federal corporation, pursuant to which we acquired the exclusive worldwide license, right and permission to manufacture, market, and distribute a medical pessary device for the treatment of urinary incontinence called the “Gynecone.” In consideration of the grant of the license by MDMI, we agreed to:

(i)	pay a license fee of $8,231 ($10,000 CDN); and

(ii)	pay MDMI a royalty equal to 5% of gross sales of products realized by Med-Tech, less costs of goods sold of the products, marketing and related costs attributable to sales of the products.

The license is for a term of 50 years from October 29, 2004 and is renewable for an additional 50 year term in consideration of a further payment of $8,231 ($10,000 CDN).

MDMI is a private company specializing in the manufacturing and the development of medical devices that are minimally invasive. MDMI is ISO Certified, and also offers its services as a full service OEM contract manufacturer of minimally invasive and custom disposable medical devices. MDMI owns and operates a 5,400 square foot medical device manufacturing facility in Richmond, British Columbia, Canada, complete with a 544 square foot low-particulate controlled-environment manufacturing room.

MDMI MANUFACTURING AGREEMENT

On January 25, 2005, we entered into a manufacturing agreement with MDMI for the purpose of manufacturing our Gynecone device in Canada. Under the terms of our manufacturing agreement with MDMI we agreed for an indefinite term to purchase products developed by MDMI according to our specifications at a price of $10 per urinary incontinence apparatus unit produced, including all materials and labour as further described in the manufacturing agreement. The price of the incontinence apparatus units is subject to change following the first 180 days of production after which time the price may be renegotiated. In consideration of the payment of the price of the incontinence apparatus units, MDMI agreed, among other things, to:

•	manufacture the Gynecone device in quantities sufficient to meet demand for the product;

•	manufacture and test the Gynecone device using uniform quality standards;

•	provide manufacturing facilities in Canada for the manufacture of the Gynecone device;

•	provide us with sample units of the Gynecone device;

•	employ sufficient competent and experienced personnel, who are skilled and trained in the manufacture of the Gynecone device;

•	maintain comprehensive general liability insurance in the amount of $1,000,000 with respect to the Gynecone device with Med-Tech as the named insured; and

•	Indemnify us from any liability as a result of non-compliance with any legal requirements in the manufacture of the Gynecone device.

Also under our manufacturing agreement with MDMI we agreed to indemnify MDMI for all actions, suits and demands relating to errors or defects arising from the specifications provided by us to MDMI relating to the design of the Gynecone device. In the event we terminate the manufacturing agreement after the initial 180 day period for reasons other than an event of default, we must purchase all of MDMI’s inventory of any finished products and purchase at cost any materials, component parts or raw goods less cost of materials supplied by us.

MEDISELL DISTRIBUTION AGREEMENT

We entered into a distributor agreement (the “Distributor Agreement”) with Medisell International Holdings, Inc. (“Medisell”) on May 17, 2005, pursuant to which we granted Medisell the exclusive right to market and distribute the Gynecone device in the Philippines. Medisell is a private Chinese company which markets and distributes medical devices in Asia. Medisell is a subsidiary of Medisell (China) M.I. MFG. Co. Ltd. (“Medisell China”) which is 25% owned by MDMI. Jim Elliott, a director and officer of Medisell and Medisell China, is also a director and officer of MDMI.

In accordance with the terms of the Distributor Agreement, Medisell is entitled to receive the difference between the $25 per unit cost for all product orders and the target retail price of $49.95. Also, pursuant to the terms of the Distributor Agreement, Medisell has agreed, among other things, to:

(i)	pay us a per unit cost of $25 per unit for all product orders and pay all shipping and marketing costs for all product orders;

(ii)	obtain, at its expense, all required government approvals for the marketing and distribution of the Gynecone device;

(iii)	refrain from appointing sub-distributors without the consent of Med-Tech;

(iv)	provide Med-Tech with all data and information resulting from any clinical and other testing conducted by the distributor on the Gynecone device;

(v)

purchase one-twelfth (1/12) of the 4000 Units target for the year ending 2006 within 120 days of the execution of the Distributor Agreement and meet the sales performance targets of 6,000 Units for the year ending 2007 and 10,000 Units for the year ending 2008;

(vi)	Use its best efforts to sell and solicit orders for the Gynecone device; and

(vii)	Submit to Med-Tech a marketing plan by June of each year.

Under the terms of the Distributor Agreement we also provided a product warranty to Medisell with respect to the manufacturing of the Gynecone device and agreed to provide promotional material to Medisell for the purpose of advertising and promoting Med-Tech’s product. The term of the Distributor Agreement is for a term commencing May 17, 2005 and ending December 31, 2008. In the event that Medisell wishes to extend the term of the Distribution Agreement, it must do so by June 30, 2008. The Distribution Agreement terminates on the occurrence of an event of default as further described in the Distribution Agreement.

THE GYNECONE

We intend to market a new vaginal cone known as the “Gynecone” as an aid to pelvic floor exercise in the minimally invasive approach to the prevention and treatment of urinary incontinence. In addition we are designing pessary devices for the treatment of prolapsed tissue.

The design of the Gynecone was derived from the historical use of naturally occurring vaginal inserts. The use of “stone eggs” has been described in ancient China, and seed pits have been used in Africa. The Gynecone’s unique smooth edged egg design introduces a new treatment method and is expected to be among the safest and most cost effective products available.

Gynecone works in the following fashion:

PROCEDURE	ACTION
Step 1

The first step is to select the right weighted Gynecone which will not remain in place in the vagina but can be held in place above the pelvic floor muscles. This is intended to be done by the woman inserting the lightest weight cone and walking around for a minute or so, to make sure the cone is held in the desired position, above the pelvic floor muscles. If this does not occur, the next heavier cone should be used until it is determined that the cone does not remain in the vagina. The heaviest weight that can be held in place for at least one minute is the weight that should be used.

Step 2

The weight of the cone is identified and the pelvic floor muscles are contracted to keep the cone in place for about fifteen minutes, twice per day (or unless otherwise advised differently by one’s medical professional).

Step 3

Once a woman acquires the ability to retain a particular cone, she advances to the next higher weight. The woman’s position may also be progressed from standing still to walking, to performing a functional activity such as lifting or coughing.

Presently, vaginal cones cost from $60 per unit to $157 for a six-pack (six unit) of disposable vaginal cones. It is expected that the Gynecone will be marketed at a retail price of $49.95. Currently the material costs of Gynecone have been quoted between $4.50 - $5.17 per Gynecone from the manufacturer (not including packaging and sterilization costs which are estimated to be up to $0.50 per unit). The labour component of producing Gynecone is expected to be conducted on a cost plus basis and is estimated to be $10 per unit in total (cost of production plus labour) excluding packaging costs of ($0.50 per unit) and distribution and marketing costs which are to be paid by the distributor. The wholesale target price for Gynecone is $25 per unit. We believe the affordable product price, plus the minimized environmental impact to the clinicians, hospitals and consumer will provide the basis for the success of our product and our product-marketing program.

Gynecone is composed of the following parts:

➢	Component parts and their material composition

➢	Silicone Shell (Silicone Elastomer)

➢	Stainless Steel Washer

➢	Magnetized Weight

➢	Silicone Bead (may not be needed if using Silicone Shell)

➢	Nylon (PVC coated) String

➢	Silicone Tab

Product Design and Development

Gynecone has been designed, and developed in conjunction with female engineers, female clinical specialists and female gynaecologists, and is expected to be available in four different sizes roughly 40, 60, 80, 100 grams. At present, the cones are expected to be identical in shape and size but different in weights as stated above. However, in the future, everything else is expected to be maintained, with the exception of size. Size may increase or decrease to accommodate the needs of the women (as per request and/or feedback after the initial clinical trial).

Key Features of the Gynecone

Among the major expected benefits of Gynecone are the following:

➢	Low Cost

➢	Improved efficacy (to be proven)

➢	Ease of Use

➢	Portability

Revenue Model

Our pricing strategy is to provide the lowest cost product while providing features related to safety and efficacy, which are equivalent to or better than those of competitive products.

Presently, vaginal cones cost from $60 per unit to $157 for a six-pack (six unit) of disposable vaginal cones. It is expected that the Gynecone will be marketed at a retail price of $49.95 per unit. Our Gynecone device is intended to be reusable and therefore more cost-effective than the disposable vaginal cones. Currently the material costs of Gynecone have been quoted between $4.50 - $5.17 per Gynecone from the manufacturer (not including packaging and sterilization costs which are estimated to be up to $0.50 per unit). The labour component of producing Gynecone is expected to be conducted on a cost plus basis and is estimated to be $10 per unit in total (cost of production plus labour) excluding packaging costs of ($0.50 per unit) and distribution and marketing costs which are to be paid by the distributor. The wholesale target price for Gynecone is $25 per unit.

Marketing Strategy

We intend to establish distribution agreements with major independent medical device distributors and work directly with these parties to perform all necessary activities (i.e. regulatory approvals, networking, and promotion). We intend to supply the labelled and packaged finished device, plus all necessary technical bulletins and training documentation.

We intend to implement a marketing strategy by focusing on four categories of customer. Each selected geographical area, consisting of our target markets in Asia, India, the European Union and North America, will have all four categories and a top priority will be to identify and market to each category. The four categories are:

1.	Independents – Physicians who are technologically sophisticated and who form their own opinions on products;

2.

Opinion Leaders – Physicians who are technologically sophisticated, willing to experiment with new products or procedures, fickle in their allegiances but often allied with specific companies, and influential;

3.	Followers – Physicians who conservatively follow the recommendations of the opinion leaders; and

4.	Loyalists – Physicians who will continually use our products due to the product’s merits.

Philippine Market

Our initial focus is on the Asian market and in particular the Philippines. We entered into a distributor agreement with Medisell on May 17, 2005, pursuant to which we granted Medisell the right to market and distribute the Gynecone Device in the Philippines. Medisell has agreed to pay us a per unit cost of $25 per unit for all product orders and to pay all shipping and marketing costs for all product orders. See “Description of Business-Medisell Distribution Agreement”.

We have developed 1,000 units of our Gynecone device which we intend to use for marketing and sale as commercial grade medical devices to international distributors. Commercial grade medical devices in the Philippines are not required to obtain pre-clinical testing prior to marketing, although laboratory analysis may be required during the registration process. Our distributors are expected to obtain all required regulatory approvals to market the Gynecone device to Philippine pharmacies and independent physicians as a commercial product. We intend to supply the labelled and packaged finished device, plus all necessary technical bulletins and training documentation. See “Government Regulation” below. Our Gynecone device is ready to market in the Philippines.

Short Term Marketing Strategy

Our short term marketing strategy is to generate significant cash flow within two years of start-up by signing agreements guaranteeing sales to pharmaceutical companies and sales to key clinicians. The distributors will be focusing on small numbers of high profile accounts where the need for servicing the accounts will be at a premium. With product awareness created through promotional activities, full market release (including United States) may occur within three years of start-up. Promotional activities are expected to include the development of a website regarding the Gynecone device and distribution of promotional brochures.

Long Term Marketing Strategy

Our long term strategy is to develop and maintain competitive advantages in domestic and international environments by pursuing sales and marketing and ongoing design and development efforts that:

•	Focus on product features related to safety, efficacy and ease of use at an economical price;

•	Continually focus on increasing our presence in the urinary incontinence market by encouraging gynaecologists to adopt this technique;

•

Foster clinical research using the Gynecone device suitable for publishing in peer reviewed journals or presentation at medical forums which will speed market penetration by increasing physician awareness and acceptance of the technology;

•	Offer innovative programs (training, customer based R&D etc.) which advance minimally invasive surgical approaches for treatment of urinary incontinence presenting Gynecone as the product of choice;

•	Develop improved Gynecone models with advances in features in those areas deemed important to our customers;

•	Recruit and retain personnel and develop a distribution network that fosters mutual goals and benefits (i.e. on time delivery);

•	Maximize the return on equity invested without compromising our customers’ expectations of a reliable service level.

Future clinical studies or other articles regarding our proposed product or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is more accurate or effective than our product or that our product is not as effective as we claim or previous clinical studies have concluded. Additionally, physician associations or other organizations that may be viewed as authoritative could endorse products or methods that compete with our proposed product or otherwise announce positions that are unfavorable to our proposed product. Any of these events may negatively affect our sales efforts and result in decreased revenues.

Intellectual Property

Presently our intellectual property consists of the right to use the trade name “Gynecone”, and technical and process information regarding the design of the Gynecone.

INDUSTRY BACKGROUND

The market and industry data set forth in this section are based on industry publications and publicly available information. Sources for this data are the United States Department of Health and Human Services, the Journal of Obstetrics and Gynecology published by the American College of Obstetricians and Gynecologists, and Social & Scientific Systems, Inc. While management believes this information to be reliable, it has not independently verified it.

Urinary Incontinence (UI) is objectively demonstrated involuntary urine loss that is sufficient to be a social and hygienic problem. More than 13 million people in the United States (male and female) experience incontinence. It is often temporary, and it may result from an underlying medical condition. In community dwelling adults, UI affects an estimated 35% of women 65 years and older and 10% of women younger than age 65. Further, an estimated 22% of men age 65 and older experience UI. 30 to 50% of institutionalized adults age 65 and older have urinary incontinence.

Women experience UI twice as often as men. Pregnancy and childbirth, menopause and the structure of the female urinary tract account for this difference. But both men and women can become incontinent from neurological injury, birth defects, strokes, multiple sclerosis and physical problems with aging. Older women, more often than younger women, experience UI. But UI is not inevitable with age. UI is treatable and often curable at all ages.

Traditional treatment options for UI include surgery, pharmacotherapy, catheterization and absorbent products. The estimated number of doctor visits by patients ages 20 years and older, with urinary tract infection or cystitis listed as a diagnosis:

•	(2000): 9.2 million visits (1.3 million men; 7.9 million women)
•	(1999): 7.9 million visits (0.9 million men; 7.0 million women)

Direct annual costs of caring for persons with UI are $16.3 billion. A large component of this cost is surgical interventions that are expensive; involve hospitalization and extensive recovery time with questionable long-term success rates. Types of surgery include bladder neck suspension, bladder tuck, collagen implants and/or injections. Complications can include; failure to cure UI, de novo detrusor instability, urogenital fistulas, bleeding complications, infection, damage to viscera, osteitis pubis, voiding dysfunction, dysparenunia, chronic suprapubic pain, nerve injuries, genital prolapse, vaginal granulation tissue, incisional hernia and pulmonary emboli.

Pharmaceutical interventions are also expensive with often questionable efficiencies. Types of drugs include anticholinergic agents, tricyclic antidepressants, beta-adrenergic agonists. Due to the non-targeted nature of these pharmaceuticals there are associated side effects including dizziness, fatigue and respiratory problems. Catheterizations (indwelling Foley catheters) are less expensive but have negative impacts on life style, are not curative, can lead to urinary tract infection and loss of mobility. Absorbent products such as adult diapers and pads have associated social stigmas, are expensive, address the symptoms only, and may contribute to skin breakdown and urinary tract infections.

We intend to provide products that are less expensive, and offer less invasive approaches to help prevent and cure UI.

COMPETITION

Traditional treatment options available to those suffering with urinary incontinence include surgery, pharmaceuticals (medications), catheterization and absorbent products. On the other hand, conservative treatment for UI use behavioural techniques such as EMG Biofeedback Therapy; PME’s (Pelvic Muscle Exercises); Psychotherapy; Bladder training; Timed Voiding; Electrical Stimulation; and Vaginal Weights/Cones.

The main competitors for vaginal cones are marketed under several brand names including: Femina Cone (Urohealth Systems, Inc.), FemTone (CancaTec), Innerflex Inc., and Kegal Exercise Kones (Milex Products Inc.). These products are available to the consumer through a physician. These products range in price from $60 per unit to $157 for a six-pack (six unit) of disposable vaginal cones and do not include doctor’s consultation and therapy fees. Their method of use is similar to Gynecone, and the differences among them include the number of cones per kit, shape of cones, and material composition. Our Gynecone device is intended to be reusable and therefore more cost-effective than the disposable vaginal cones. Some of these products are reimbursed through specialized urological clinics. Currently, no vaginal cones are marketed at retail stores and purchase is strictly channelled through physicians and private distributors.

The medical device industry is characterized by rapidly evolving technology and intense competition. Most of our competitors have substantially greater capital resources, name recognition, expertise in research, development, manufacturing and marketing and obtaining regulatory approvals. There can be no assurance that our competitors will not succeed in developing products, therapeutic drugs or competing technologies that are more effective or more effectively marketed than products marketed by us or that render our technology obsolete. Earlier entrants in the market in the therapeutic area often obtain and maintain significant market share relative to later entrants. We believe that the increasing number of devices in the medical pessary device market and desire of the companies to obtain market share will result in increased price competition. Price reductions by Med-Tech in response to competitive pressure could reduce our revenues, result in our inability to compete with larger and more established companies, and cause our business to fail.

Drawbacks/Benefits of Currently Available Technologies

The following lists what we believe are the drawbacks and benefits of current medical treatments for urinary incontinence:

Behavioural Therapy: Offered as a choice to patients who are motivated to put in the time and effort and wish to avoid a more invasive procedure.

Benefits:
•	Increases the patient’s awareness of the lower urinary tract and environment and can enhance her control of pelvic muscular function.
•	It is non-invasive, generally free of side effects and does not limit future options.

Drawbacks:
•	Time consuming, requires compliance and continued practice.
•	Some patients become dry while many experience a worthwhile reduction of incontinence.
•	Mostly only highly motivated individuals are benefited.

Pelvic Muscle Exercises (with vaginal cones)

Benefits:
•	Strengthen the voluntary periurethal and pelvic floor muscles with increased closing force on the urethra.
•	Patients with mild symptoms may sustain the greatest improvement.
•	No side effects and risks of pelvic muscle exercises, therefore, often recommended prior to surgery.

Drawbacks:
•	Requires time commitment and privacy, which limits their incorporation into activities of daily living.
•	Patients with more severe symptoms may require medication and/or surgical treatment.
•	Continued exercise is required for continued benefit.

Surgery: Mostly advocated for the treatment of Stress Incontinence.

Benefits:
•	Likely the most effective cure for Stress Incontinence.
•	Success rate ranges from 40 – 90% depending on the surgery procedure used (as depended on the surgeon’s preference for a single technique in which the surgeon has experience and confidence).

Drawbacks:
•	Expensive, involves hospitalization and extensive recovery time.
•	Scarring from the operation may reduce the mobility and capacity of the vagina.
•	Complications may arise in some cases, which include failure to cure incontinence, nerve injuries, bleeding problems.
•	Subsequent operations for incontinence may, therefore, be more difficult to do, with the probability of failure rising.

Pharmaceuticals (Medications)

Benefits:
•	Mild to moderate Stress Incontinence may be improved by stimulating the alpha-receptors in the smooth musculature of the proximal urethra and the bladder neck.
•	May lead to clinical benefits but no drugs now available have a specific effect on the bladder or the urethra.

Drawbacks:
•	side effects such as a rise in blood pressure, respiratory problems, dizziness, tachycardia, excitation and insomnia due to stimulation of the sympathetic nervous system.
•	Tends to be expensive.

Competitive Advantage

In our opinion, none of these competitors’ products provide sufficient clinical advantages to make them a dominant player over Gynecone in this new market place. However, these companies, especially the companies with the breadth of products already established in the hospitals and clinics may be able to leverage the introduction of new minimally invasive treatments with established lines.

One basis of competition is in our bio-medical engineering. We believe the Gynecone offers a more effective clinical and economic alternative to other methods of surgical interventions which require general anaesthetics and radical surgical interventions. Gynecone is expected to enable the behavioural modification to be performed by a minimally trained user and therefore, more beneficial to the patient and less costly to the health care system because it can be introduced on an outpatient basis.

Another basis of competition is in pricing. Presently vaginal cones range in price from $60 per unit to $157 for a six-pack (six unit) of disposable vaginal cones and do not include doctor’s consultation and therapy fees. It is expected that the Gynecone will be marketed at a retail price of $49.95. Currently the material costs of Gynecone have been quoted between $4.50 - $5.17 per Gynecone from the manufacturer (not including packaging and sterilization costs which are estimated to be up to $0.50 per unit). The labour component of producing Gynecone is expected to be conducted on a cost plus basis and is estimated to be $10 per unit in total (cost of production plus labour) excluding packaging costs of ($0.50 per unit) and distribution and marketing costs which are to be paid by the distributor. The wholesale target price for Gynecone is $25 per unit.

Additionally, the Gynecone is expected to be coated/dipped after it is buffed and is anticipated to be better at preventing bacteria accumulation on its surface after every use. Gynecone is expected to be able to withstand a greater pull-strength of 20 lbs. and above (minimum desired pull-strength is 10 lbs.). Furthermore, the patient has the option of choosing which material should be used for the inside weight of the cone (lead, tungsten or stainless steel).

Although Gynecone is shaped quite differently from those vaginal cones found in the current marketplace, it is yet to be determined if there is a greater advantage to this particular shape.

GOVERNMENT REGULATION

The United States Food and Drug Administration (the “FDA”) and comparable regulatory agencies in foreign countries regulate extensively the manufacture and sale of the medical product that we currently are developing. The FDA has established guidelines and safety standards that are applicable to the non-clinical evaluation and clinical investigation of medical devices and stringent regulations that govern the manufacture and sale of these products. The process of obtaining FDA approval for a new product usually requires a significant amount of time and substantial resources.

We intend to seek 510(k) clearance from the FDA to market the Gynecone device. Clearance of a 510(k) by the FDA requires that we demonstrate that the Gynecone device is substantially equivalent to other products that are already on the market. The FDA or any other regulatory authority may require us to provide additional data that we do not currently anticipate in order to obtain product clearance and approvals.

In the Philippines, all foreign medical devices are required to undergo a registration procedure, prescribed by the Bureau of Food & Drug Administration (BFAD) under the Department of Health of the Philippines, which is the primary regulatory authority. The BFAD requirements for registration of medical grade commercial products include:

•	A letter of application from the manufacturer or trader or distributor;
•	A valid license to operate (to be procured by the local representative agent in the case of a foreign manufacturer);
•	A governmental certificate of product clearance and free sale (or registration) for the product from its country of origin;
•	A governmental certificate attesting to the status of manufacturer, including the competency and reliability of its personnel and facilities;
•	A certificate of agreement between the manufacturer and local Philippines distributor/importer regarding the product involved;
•	The product's suggested retail price;
•	A list of amounts and technical specifications of all raw materials of which the product is comprised;
•	A brief description of the methods used, the facilities and control in the manufacture, processing and packaging of the product;
•	Complete quality control procedures for the finished product;
•	Technical specifications and physical description of the finished product;
•	Unattached labels or proposed labels and other labelling materials to be used for the product in the Philippines; and
•	A representative sample or commercial presentation of the product as marketed in the Philippines.

Commercial grade medical devices in the Philippines are not required to obtain pre-clinical testing prior to marketing, although laboratory analysis may be required by BFAD during the registration process. BFAD registration can take from four to six weeks on average, at a cost of $1,500 for a one year license and $5,000 for a renewal license for five years. Our distributors are expected to obtain all required regulatory approvals to market the Gynecone device to Philippine pharmacies and independent physicians as a commercial product. We intend to supply the labelled and packaged finished device, plus all necessary technical bulletins and training documentation.

Future Products and Plans

We intend to keep abreast of innovations in medical pessary devices and treatments. We also intend to seek development of other medical pessary devices or other enhancements relating to our existing Gynecone device.

Employees

We have no employees as of the date of this Annual Report. We conduct our business largely through agreements with consultants and arms-length third parties. We do not intend to hire any employees over the next twelve months.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation. We expect to expend $25,000 on research and development of our Gynecone device over the next twelve months.

Subsidiaries

We have no subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2.                DESCRIPTION OF PROPERTY.

We currently do not own any physical property or own or lease any real property. We rent approximately 200 square feet of office space located at Suite 2200–1177 West Hastings Street Vancouver, BC, V6E 2K3, Canada at a cost of $200 per month. This rental is on a month-to-month basis with no formal agreements.

Our month-to-month rental arrangements will allow us flexibility in moving if we employ more personnel, however, we believe these facilities are adequate in size to handle all of our current operations for the foreseeable future.

ITEM 3.                LEGAL PROCEEDINGS.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Currently, there is no established public trading market for our securities. We have submitted an application to have our common stock traded on the Over-The-Counter Bulletin Board; however there are no assurances that our application will be approved or that a public market for our securities will materialize.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which:

(a)	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

(b)

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws;

(c)	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

(d)	contains a toll-free telephone number for inquiries on disciplinary actions;

(e)	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

(f)	contains such other information and in such form as the SEC shall require by rule or regulation.

The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with:

(a)	bid and offer quotations for the penny stock;

(b)	the compensation of the broker-dealer and its salesperson in the transaction;

(c)	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

(d)	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must:

(a)	make a special written determination that the penny stock is a suitable investment for the purchaser and

(b)	receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock and therefore stockholders may have difficulty selling those securities.

Holders of Common Stock

As of January 26, 2006, we had sixty one (61) registered stockholders.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

Recent Sales Of Unregistered Securities

We registered the resale of 5,100,000 shares of our common stock (the “Shares”) offered by selling stockholders of Med-Tech at a price of $0.50 per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No. 333-122352), effective at 12:00 pm (Eastern) on October 17, 2005 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. The Offering will terminate nine months after the Effective Date. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale. We have expended $12,300 on the costs of the Offering.

ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our plan of operation is to develop and market the Gynecone device and secure agreements and/or working relationships with potential distributors of the Gynecone device. Our initial focus is on the Asian market and in particular the Philippines. In May 2005, we entered into a distribution agreement for sales of the Gynecone device with Medisell, a distributor in the Philippines. Medisell has agreed to pay us a per unit cost of $25 per unit for all product orders and to pay all shipping and marketing costs for all product orders. See “Description of Business-Medisell Distribution Agreement”.

We have developed 1,000 units of our Gynecone device which we intend to use for marketing and sale as commercial grade medical devices to international distributors. Our distributors are expected to obtain all required regulatory approvals to market the Gynecone device to Philippine pharmacies and independent physicians as a commercial product. We intend to supply the labelled and packaged finished device, plus all necessary technical bulletins and training documentation. See “Philippine Market” and “Government Regulation”. Our Gynecone device is ready to market in the Philippines.

We do not anticipate earning revenues until such time as we complete the initial marketing, promotion and development of our Gynecone device outlined below. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales or licensing of our product or that the revenues generated will exceed the operating costs of our business. We have no employees as of the date of this Annual Report. We conduct our business largely through agreements with consultants and arms-length third parties. We do not intend to hire any employees over the next twelve months.

Milestones and Objectives

The table below highlights our milestones and objectives over the next twelve months:

Milestones And Objectives	Anticipated Costs	Target Date For Completion
PHASE I - CORPORATION START-UP ➢ R&D activities related to development of Gynecone technology, including development of bench-top prototypes. ➢ Select sites for limited release of commercialized product (Asia, India). ➢ Develop suitable packaging for the Gynecone device. ➢ Finalize distribution agreements in the Philippines.	$20,000	Completed
PHASE II - DEVELOPMENT OF MANUFACTURED PROTOTYPES AND MARKETING ➢ Refinement of working prototypes through distributor and patient feedback. ➢ Development and execution of marketing plan aimed at specified markets. ➢ Initial marketing in Philippines to test-market the Gynecone device and generate sales leads and patient feedback. ➢ Protection of intellectual property rights (including patent application and trademark registration).	$10,000	March, 2006

Milestones And Objectives	Anticipated Costs	Target Date For Completion
PHASE III - INTERNATIONAL MARKET ENTRY ➢ Full product release to identified international markets in Asia. ➢ Initial clinical evaluation. ➢ 510(k) filed in the United States. ➢ Complete clinical trials as required.	$10,000	September, 2006
TOTAL	$40,000	12 Months

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next Twelve Months
Professional Fees(1)	$15,000(1)
Office Expenses	$5,000
Travel Expenses (2)	$3,000
TOTAL	$23,000

(1)	Includes legal and accounting expenses associated with this statement and as a result of our becoming a reporting issuer under the Exchange Act.

(2)	Includes travel expenses relating to the negotiation of international distribution and marketing agreements for our product.

We have cash in the amount of approximately $20,000 and working capital of $24,278 as of the date of this annual report. Our total expenditures over the next twelve months are anticipated to be approximately $43,000, the majority of which is due to the development of our Gynecone device and general, legal, accounting and administrative expenses associated with this statement and as a result of our becoming a reporting issuer under the Exchange Act. Since our inception on May 28, 2004, we have raised $108,800 in equity financing and in shareholder advances.

We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period. If we are not able to generate any revenues from sales of our Gynecone device, we will require additional financing for operational expenses. Therefore, during the next 12 months, we will need additional funds and we are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have arrangements for additional funds.

RESULTS OF OPERATIONS

We have not earned any revenues since inception. We do not anticipate earning revenues until such time as we complete the marketing, promotion and development of the Gynecone device. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales of our products or that the revenues generated will exceed the operating costs of our business.

Administrative Expenses

We incurred administrative expenses in the amount of $80,162 for the period from May 28, 2004 (inception) to October 31, 2005 (fiscal year end). Administrative expenses for this period included the following expenses:

Administrative Expenses	Period From Inception to October 31, 2005	Fiscal Year Ended October 31, 2005
Accounting and Audit Amortization of license agreement Bank Charges and Interest Consulting Fees Legal Office and Miscellaneous Rent	$8,260 $165 $179 $600 $60,543 $6,615 $3,800	$6,260 $165 $121 $100 $54,390 $6,250 $3,800
Total Administrative Expenses	$80,162	$71,086

We anticipate our operating expenses will increase as we undertake our plan of operation. The increase will be attributable to our continuing development and promotion of our Gynecone device. We anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a loss in the amount of $80,162 for the period from inception to October 31, 2005. Our loss was entirely attributable to operating expenses and the expenses relating to the preparation of our registration statement on Form SB-2.

Liquidity and Capital Resources

Working Capital
			Percentage
	At October 31, 2005	At October 31, 2004	Increase / (Decrease)
Current Assets	$26,553	$40,158	(33.8)%
Current Liabilities	$(9,781)	$(2,465)	296.8%
Working Capital (Deficit)	$16,772	$37,693	(55.5)%

Cash Flows
	Year Ended October 31
	2005	2004
Cash Flows From (Used In) Operating Activities	$(58,093)	$(15,923)
Cash Flows From (Used In) Investing Activities	-	$(8,231)
Cash Flows Provided By (Used In) Financing Activities	$53,335	$55,465
Net Increase (Decrease) In Cash During Period	$(4,758)	$31,311

We have not attained profitable operations and are dependent upon obtaining financing to further develop our Gynecone device. For these reasons our auditors stated in their report to our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

We have cash in the amount of approximately $20,000 and working capital of $24,278 as of the date of this annual report. We estimate that the completion of our Gynecone device will cost approximately $20,000. Our total expenditures over the next twelve months are anticipated to be approximately $43,000, the majority of which is due to the development and marketing of our Gynecone device and general, legal, accounting and administrative expenses associated with this statement and as a result of our becoming a reporting issuer under the Exchange Act.

Future Financings

We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period. Depending on the success of our initial marketing efforts, we estimate that, after the initial twelve month period, if we are not able to generate any revenues from sales of our Gynecone device, we will require a further $15,000 to implement an advertising campaign to establish and enhance connections with potential candidates for distribution agreements. If we are not able to generate any revenues from sales of our Gynecone device, we will require additional financing for operational expenses. Therefore, during the next 12 months, we will need additional funds and we are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have arrangements for additional funds.

We anticipate that additional funding, if required, will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional expenditures. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until we generate revenues from our business operations. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report.

License Agreement

The license agreement has been recorded at cost, and will be amortized straight-line over the estimated useful life, estimated to be equal to the legal life of 50 years (note 4).

Long-lived assets to be held and used by the company are continually reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the company bases its evaluation on such impairment indicators as nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after My 31, 2003.

In addition, the FASB and Emerging Issues Task Force (“EITF”) have issued a variety of interpretations including the following interpretations with wide applicability:

Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses the consolidation of variable interest entities (formerly referred to as “Special-Purpose Entities”). The Interpretation is generally in effect for interim or annual periods beginning after December 15, 2003.

In November 2002, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). This consensus addresses issues related to separating and allocating value to the individual elements of a single customer arrangement involving obligations regarding multiple products, services, or rights which may be fulfilled at different points in time or over different periods of time. EITF 00-21 guidance is applicable for arrangements entered into in fiscal periods beginning after June 15, 2003.

The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund the development of our Gynecone device, our auditors believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $80,162 for the period from May 28, 2004 (inception) to October 31, 2005, (fiscal year end) and have no revenues to date. Our future is dependent upon future profitable operations from the development of our Gynecone device. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of $26,553 and working capital of $16,772 as of the fiscal year ended October 31, 2005. Our total expenditures over the next twelve months are anticipated to be approximately $43,000, the majority of which is due to the development and marketing of our Gynecone device and general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period. If we are not able to generate any revenues from sales of our Gynecone device, we will require additional financing for operational expenses, and further marketing and development work on our Gynecone device. Therefore, during the next 12 months, we will need additional funds and we are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have arrangements for additional funds.

Our financial statements included with this Annual Report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period ended October 31, 2005. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our business may fail. These factors raise substantial doubt that we will be able to continue as a going concern. We have not yet completed the development, including obtaining regulatory approvals, of our Gynecone device and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing our product, we expect to incur substantial losses for the foreseeable future. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue the development and the preparation for possible commercialization of the Gynecone device including establishing sales and marketing capabilities. If we do not receive additional financing, if and when required, to continue our operations then we may be forced to cease or curtail our operations.

We are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results. Our inability to predict future growth and operating results could delay or inhibit our ability to obtain bank or equity financing.

We have not demonstrated that we can:

•	ensure that our product functions as intended in human clinical applications;

•	obtain the regulatory approvals necessary to commercialize products that we may develop in the future;

•	manufacture, or arrange for third-parties to manufacture, future products in a manner that will enable us to be profitable;

•	make, use, and sell future products without infringing upon third party intellectual property rights; or

•	respond effectively to competitive pressures.

These factors make it impossible to reliably predict future growth and operating results and could delay or inhibit our ability to obtain bank or equity financing.

Failure to obtain necessary government approvals for new products would mean we could not sell those new products, or sell any products for those new applications.

Our proposed product is a medical device, which is subject to extensive government regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either a pre-market approval (“PMA”) or a 510(k) clearance from the FDA with respect to each application for which we intend to market it. Either process can be lengthy and expensive. According to the FDA, the average 510(k) review period was 96 days in 2003, but reviews may take longer and approvals may be revoked if safety or effectiveness problems develop. The PMA process is much more costly, lengthy and uncertain. According to the FDA, the average PMA submission-to-decision period was 359 days in 2004; however, reviews may take much longer and completing a PMA application can require numerous clinical trials and require the filing of amendments over time. The result of these lengthy approval processes is that a new product often cannot be brought to market for a number of years after being developed. Initially, we intend to obtain 510(k) clearance from the FDA with respect to our Gynecone product. If we fail to obtain or maintain necessary government approvals of our Gynecone device during the 510(k) application process on a timely and cost-effective basis, we will be unable to market the product for our intended applications.

We intend to rely on distributors to receive pre-market approvals and cover the target market areas. Failure by one of such distributors to effectively market our product could delay or inhibit our ability to market our product in the target market.

We intend to initially rely on independent distributors and will be dependent upon the marketing efforts of, and sales by, these distributors. These distributors may also distribute competing products under certain circumstances. We intend to rely on distributors to receive pre-market approvals and cover the target market areas. Failure by one of such distributors to effectively market our product could delay or inhibit our ability to market our product in the target market. In addition, our use of distributors does not allow us to control end-market prices charged for our product and may result in the same level of sales and marketing efforts, as would the use of a direct sales force by us. Establishing distributors or a direct sales force will require significant time, management resources and expenditures, some of which cannot be forecast. This may result in our inability to respond to changing market needs if and when required.

Testing of our new product will involve uncertainties and risks, which could delay or prevent new product introductions, require us to incur substantial additional costs or result in the failure to bring our products to market, which would affect our ability to generate revenues and our business could fail.

Development and testing of any medical device is often extensive, expensive and time consuming. Some of the tests for our product may require months or years to perform, and it may be necessary to begin these tests again if we modify our products to correct a problem identified in testing. If results of testing during our 510(k) application process for our Gynecone device indicate that design changes are required, such changes could cause delays that could impact our ability to bring the product to market and generate revenues. A number of companies in the medical industry have suffered delays, cost overruns and project terminations despite achieving promising results in pre-clinical testing or clinical testing. In the event that we suffer setbacks in the pre-clinical or clinical testing of our product, our product may be delayed, require further funding, and may never be brought to market. As a result we could lose all of our capital invested in our product and our business could fail.

If third party payors fail to provide appropriate levels of reimbursement for purchase and use of our product, it may increase the cost of commercializing or marketing our product which could result in our inability to sell our Gynecone device in commercially acceptable quantities at profitable prices.

Medical products and devices incorporating new technologies are closely examined by government and private insurers to determine whether the products and devices will be covered by reimbursement, and if so, the level of reimbursement which may apply. We cannot be sure that third party payors will reimburse the sales of our products now under development, or enable us to sell them at profitable prices.

The federal government and private insurers have considered ways to change, and have changed, the manner in which health care services are provided and paid for in the U.S. In the future, it is possible that the government may institute price controls and further limits on Medicare and Medicaid spending. These controls and limits could affect the payments that we collect from sales of our Gynecone device. Internationally, medical reimbursement systems vary significantly, with some medical centers having fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third party reimbursement. Even if we succeed in bringing our Gynecone device to market, uncertainties regarding future health care policy, legislation and regulation, as well as private market practices, may increase the cost of commercializing or marketing our product which could result in our inability to sell our Gynecone device in commercially acceptable quantities at profitable prices.

Prior to approving coverage for new medical devices, most third party payors require evidence that the product has received FDA approval, is not experimental, and is medically necessary for the specific patient. Increasingly, third party payors require evidence that the devices being used are cost-effective. Our product may not meet these or future criteria, which could hinder our ability to market and sell the product.

Because our sole executive officer and director does not have formal training specific to the medicinal products industry, there is a higher risk our business will fail.

Mr. Mark McLeary, our sole executive officer and director, does not have any formal training as a urogynecologist, or in the technical aspects of management of a company specializing in the marketing and distribution of medicinal products. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Although Mr. McLeary has some significant business experience, his decisions and choices may not take into account standard engineering or managerial approaches commonly used in the industry. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our sole executive officer and director has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Mark McLeary, our sole executive officer and director, is also a principal of McLeary Capital Management, Inc., a company specializing in the provision of retirement, tax and estate planning advice to individuals and corporations in British Columbia. Because we are in the early stages of our business, Mr. McLeary devotes approximately 8-10 hours per week to our affairs. If the demands of our business require the full business time of Mr. McLeary, he is prepared to adjust his timetable to devote up to 40-50 hours a week. However, Mr. McLeary may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of Mr. McLeary’s other business interests will increase with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on Mr. McLeary’s time may lead to a divergence between his interests and the interests of other shareholders.

If we fail to obtain approval from the FDA and from foreign regulatory authorities, we will not be allowed to market or sell the Gynecone device, or other products in the United States or other countries.

If we cannot demonstrate through clinical testing on humans or other means that the Gynecone device is safe and effective, we will not be able to obtain regulatory approvals in the U.S. or other countries for the commercial sale of this product. Our clinical testing of the Gynecone device is in its early stages. Delays, budget overruns, and project terminations are not uncommon even after promising pre-clinical and clinical trials of medical products. We intend to conduct clinical testing of the Gynecone device in patients with a variety of complications, and these patients may suffer other adverse medical results for reasons which may or may not be related to the product being tested. Those outcomes could seriously delay the completion of clinical testing, as could the unavailability of suitable patients for clinical trials, both of which are outside our control. We cannot assure that the rate of patient enrollment in our clinical trials will be consistent with our expectations or be sufficient to allow us to complete our clinical trials for the Gynecone device under development in a timely manner, if at all. Delays could defer the marketing and commercial sale of our product, require further funding, and possibly result in failure to bring the product to market.

We are seeking to obtain 510(k) clearance from the United States Food and Drug Administration (the “FDA”) to market the Gynecone device. Clearance of a 510(k) by the FDA requires that we demonstrate that the Gynecone device is substantially equivalent to other products that are already on the market. We intend to file a 510(k) application respecting our Gynecone device with the FDA in the next twelve months. The FDA or any other regulatory authority may require us to provide additional data that we do not currently anticipate in order to obtain product clearance and approvals.

If we are not able to obtain regulatory approvals for use of the Gynecone device, or if the patient populations for which it is approved are not sufficiently broad, the commercial success of this product could be limited.

We may market the Gynecone device in international markets, including the European Union, India, Asia and Canada. We must obtain separate regulatory approvals in order to market our product in other jurisdictions. The approval process may differ among those jurisdictions and approval in the U.S. or in any other jurisdiction does not ensure approval in other jurisdictions. Obtaining foreign approvals could result in significant delays, difficulties and costs for us, and require additional trials and additional expense.

If we obtain regulatory approval of our product, the product will be subject to continuing review and extensive regulatory requirements, which could hinder, delay or restrict the manufacturing and marketing of our product.

The FDA continues to review products even after they have received initial approval. If the FDA approves the Gynecone device, the manufacture and marketing of this product will be subject to continuing regulation, including compliance with quality systems regulations (“QSR”), adverse event reporting requirements and prohibitions on promoting a product for unapproved uses.

We will also be required to obtain additional approvals in the event we significantly modify the design of an approved product or the product’s labelling or manufacturing process. Modifications of this type are common with new products, and we anticipate that the first generation of our product will undergo a number of changes, refinements and improvements over time.

We and any of our third-party suppliers of product components are also subject to inspection and market surveillance by the FDA. Enforcement actions resulting from failure to comply with government requirements could result in fines, suspensions of approvals, recalls of products, operating restrictions and criminal prosecutions, and could affect the manufacture and marketing of our products. The FDA could withdraw a previously approved product from the market upon receipt of newly discovered information, including a failure to comply with regulatory requirements, the occurrence of unanticipated problems with products following approval, or other reasons, the occurrence of any of which could hinder, delay or restrict our ability to manufacture and market the Gynecone device in the U.S. market. If we are unable to market the Gynecone device in the U.S. market we may suffer increased losses due to a decrease in sales of our product which may cause our business to fail.

We are subject to potential product liability and other claims and we may not have the insurance or other resources to cover the costs of any successful claim.

Defects in our products could subject us to potential product liability claims that our products are ineffective or caused some harm to the human body. Under the terms of our manufacturing agreement with MDMI Technologies Inc., MDMI has obtained comprehensive general liability insurance respecting our Gynecone product in the amount of $1,000,000, naming Med-Tech as the insured under the policy. Our liability insurance may not be adequate to cover future claims. We intend to obtain additional product liability insurance once our product is commercialized. Product liability insurance is expensive and, in the future, may not be available on terms that are acceptable to us, if it is available to us at all. Plaintiffs may also advance other legal theories supporting their claims that our products or actions resulted in some harm. A successful claim brought against us in excess of our insurance coverage could result in our having to cease or curtail our plan of operation.

If patients choose to use existing more established or less expensive alternatives to our proposed products, or if effective new alternatives are developed, we could lose potential sales and the resulting decrease in revenues could cause our business to fail.

We intend to sell medical devices that provide an alternative to invasive surgical procedures. Patient acceptance of our proposed products will depend on a number of factors, including device and associated procedure costs, the success or failure of more established therapies to help the patient, the degree of invasiveness involved in the use of our products, the rate and severity of complications from the use of our products and any adverse side effects caused by our proposed products. If patients choose to use existing more established or less expensive alternatives to our proposed products, or if effective new alternatives are developed, we could lose potential sales and the resulting decrease in revenues could cause our business to fail.

We are highly dependent on our distributors for marketing and distribution of our Gynecone device, in the event that our distributors are unable to obtain required regulatory approvals for the sale of our product we may be delayed or unable to complete sales of our product within the distributor’s targeted geographic region.

We rely on distributors such as Medisell for marketing and distribution of our Gynecone device internationally. In the event that our distributors are unable to obtain required regulatory approvals for the sale of our product we may be delayed or unable to complete sales of our product within the distributor’s targeted geographic region. Our distributor’s failure to obtain regulatory approval may result in increased losses for Med-Tech due to a decrease in sales of our product and we may have to curtail our plan of operation.

We intend to conduct our business in foreign countries and, as a result, may be exposed to movements in foreign currency exchange rates. Given the volatility of exchange rates, we may not be able to manage our currency transaction and/or translation risks effectively, or volatility in currency exchange rates may reduce our reported international sales and earnings because the local currency will translate into fewer U.S. dollars.

We are subject to other risks associated with our proposed non-U.S. operations. We estimate that initially, all the sales of our Gynecone device will originate from Asia. Commercial grade medical devices in the Philippines are not required to obtain pre-clinical testing prior to marketing, although laboratory analysis may be required during the registration process. Registration can take from four to six weeks on average, at a cost of $1,500 for a one year license and $5,000 for a renewal license for five years. We believe that marketing and distributing the Gynecone device in the Asian market will allow our international distributors to market the Gynecone device to pharmacies and independent physicians as a commercial product at a lower cost to us and without pre-clinical testing of the device. Risks are inherent in international operations, and include the following risks:

•	exchange controls and currency restrictions;
•	currency fluctuations and devaluations;
•	changes in local economic conditions;
•	changes in laws and regulations, including the imposition of embargos; and
•	exposure to possible expropriation or other government actions.

These and other factors may have a negative impact on our international operations or on our business, results of operations and financial condition. Our sales outside the United States expose us to currency risks. During times of a strengthening U.S. dollar, at a constant level of business, our reported international sales and earnings may be reduced because the local currency will translate into fewer U.S. dollars. At present, we do not hedge this risk, but continue to evaluate such foreign currency translation risk exposure. Our flexibility in our foreign operations can also be somewhat limited by agreements we have entered into with our foreign distributors. Under our international distribution agreement with Medisell International Holdings, Inc. (“Medisell”), Medisell is appointed as exclusive agents for the marketing and distribution of the Gynecone device within the Philippines and we are restricted in our ability to engage other distributors, sales representatives or other agents within the Philippines for the promotion and sale of our Gynecone device during the term of the agreement. In the event that our distributors are unable to obtain required regulatory approvals for the sale of our product we may be delayed or unable to complete sales of our product within the region. Our overall success internationally depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not succeed in developing and implementing policies and strategies that are effective in each location where we intend to do business, and failure to do so could cause our business to fail.

We are highly dependent on our senior management. The loss of our sole executive officer could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

We believe that our continued success depends to a significant extent upon the efforts and abilities of our senior management and in particular Mark McLeary, our sole executive officer and director. Mr. McLeary has been a certified financial planner since 1995 and a chartered financial planner since 1993. He has worked in the financial planning industry for over 13 years with an emphasis on investment and tax planning. We believe that the loss of Mr. McLeary’s business and management experience could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us. This could harm our competitive position and decrease our market share.

We rely in part on trade secrets and proprietary technology to remain competitive. We may not be able to obtain or maintain adequate U.S. patent protection for new products or ideas, or prevent the unauthorized disclosure of our technical knowledge or other trade secrets by our employees or consultants. Additionally, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Even if our intellectual property rights are adequately protected, litigation may be necessary to enforce them, which could result in substantial costs to us and substantial diversion of the attention of our management and key technical employees. If we are unable to adequately protect our intellectual property, our competitors could use our intellectual property to develop new products or enhance their existing products. This could harm our competitive position and decrease our market share.

Other parties may sue us for infringing their intellectual property rights, or we may have to sue them to protect our intellectual property rights.

There has been a substantial amount of litigation in the medical technology industry regarding patents and intellectual property rights. The medical pessary device market is characterized by extensive patent and other intellectual property rights, which can create greater potential in comparison to less-developed markets for possible allegations of infringement, particularly with respect to newly-developed technology. We may be forced to defend ourselves against allegations that we are infringing the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we are not infringing the intellectual property rights of others or that these rights are invalid or unenforceable, or to protect our own intellectual property rights. Intellectual property litigation is expensive and complex and its outcome is difficult to predict. If we do not prevail in any litigation, in addition to any damages we might have to pay, we would be required to stop the infringing activity, obtain a license, or concede intellectual property rights. Any required license may not be available on acceptable terms, if at all. In addition, some licenses may be nonexclusive, and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products.

Patient complications that may occur in clinical testing conducted by us (or in clinical testing conducted by other companies) and the resulting publicity surrounding these complications may result in greater governmental regulation of future product candidates and potential regulatory delays relating to testing or approval of our Gynecone device.

Even with the requisite approval, the commercial success of our proposed product will depend in part on public acceptance. Public attitudes may be influenced by claims that our proposed products are unsafe, and such products may not gain the acceptance of the public or the medical community. Negative public reaction could result in greater governmental regulation, stricter clinical trial oversight or commercial product labelling requirements of pessary devices and could negatively affect demand for any products that we may develop.

Because our sole executive officer and director, Mr. Mark McLeary, controls approximately 49.5% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. McLeary are inconsistent with the best interests of other stockholders.

Mr. Mark McLeary, our sole executive officer and director, controls approximately 49.5% of our issued and outstanding shares of common stock. Accordingly, in accordance with our articles of incorporation and bylaws, Mr. McLeary is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. McLeary may not be, at all times, the same as that of other shareholders. Since Mr. McLeary is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. McLeary exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. McLeary will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of Med-Tech with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. McLeary may also have the effect of delaying, deferring or preventing a change in control of Med-Tech which may be disadvantageous to minority shareholders.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently no market for our common stock and a market may never develop. As of the date of this Annual Report, we have applied for listing of our common stock on the OTC Bulletin Board. However, our shares may never be traded on the bulletin board or, if traded, a public market may never materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

If the security holders sell a large number of shares all at once or in blocks, the market price of our shares would most likely decline.

Our common stock is presently not traded on any market or securities exchange, but should a market develop, shares sold at a price below the current market price at which the common stock is trading will cause that market price to decline. Moreover, the offer or sale of a large number of shares at any price may cause the market price to fall. The outstanding shares of common stock represent approximately 50.5% of the common stock outstanding as of the date of this Annual Report.

ITEM 7.                FINANCIAL STATEMENTS.

Index to Financial Statements:		Page

Audited financial statements as of October 31, 2005, including:

1.	Report of Independent Registered Accounting Firm;	F-2

2.	Statements of Operations and Deficit for the year ended October 31, 2005, for the period from May 28, 2004 (date of inception) to October 31, 2004 and cumulative from May 28, 2004 (date of inception) to October 31, 2005;	F-3

3.	Balance Sheets as of October 31, 2005 and 2004;	F-4

4.	Statements of Stockholders’ Equity (Deficit) for the period from May 28, 2004 (date of inception) through October 31, 2005;	F-5

5.	Statements of Cash Flows for the year ended October 31, 2005, for the period from May 28, 2004 (date of inception) to October 31, 2004 and cumulative from May 28, 2004 (date of inception) to October 31, 2005; and	F-6

6.	Notes to the Financial Statements.	F-7

Med-Tech Solutions, Inc.

(a Development Stage Enterprise)

Financial Statements

(Expressed in US Dollars)

October 31, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

We have audited the balance sheets of Med-Tech Solutions, Inc. (a Development Stage Enterprise) as at October 31, 2005 and 2004 and the statements of operations and deficit, stockholders’ equity, and cash flows for the periods from incorporation on May 28, 2004 through October 31, 2005. These financial statements are the responsibilities of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2005 and 2004 and the results of its operations and its cash flows for the period from incorporation on May 28, 2004 through October 31, 2005 in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to financial statements, the Company is in the development stage, has no permanently established source of revenue, and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“MacKay LLP”
December 28, 2005	Chartered Accountants

F-2

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Statements of Operations and Deficit
(Expressed in US Dollars)

	For the period	For the year	For the period
	May 28, 2004	ended	May 28, 2004
	to October	October 31,	to October
	31, 2005	2005	31, 2004

Revenue	$-	$-	$-

Administrative expenses
Accounting and audit	8,260	6,260	2,000
Amortization of license agreement	165	165	-
Bank charges and interest	179	121	58
Consulting fees	600	100	500
Legal	60,543	54,390	6,153
Office and miscellaneous	6,615	6,250	365
Rent	3,800	3,800	-

	80,162	71,086	9,076

Loss for the period	(80,162)	(71,086)	(9,076)

Deficit, beginning of period	-	(9,076)	-

Deficit accumulated during the development stage	$(80,162)	$(80,162)	$(9,076)

Loss per share		$(0.007)	$(0.001)

Weighted average number of shares outstanding		10,097,534	6,474,359

F-3

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Balance Sheets
(Expressed in US Dollars)

October 31,	2005	2004

Assets

Current
Cash	$26,553	$31,311
Prepaid expenses	-	8,847

	26,553	40,158

License agreement (note 4)	8,066	8,231

	$34,619	$48,389

Liabilities

Current
Accounts payable and accrued liabilities	$5,981	$2,000
Due to Director (note 3)	3,800	465

	9,781	2,465

Commitment (note 4)

Stockholders’ Equity
Preferred stock $0.001 par value
100,000,000 shares authorized	-	-
No shares issued

Common stock $0.001 par value
100,000,000 shares authorized
10,100,000 shares outstanding	10,100	10,000

Additional paid in capital	94,900	45,000

Deficit accumulated during the development stage	(80,162)	(9,076)

	24,838	45,924

	$34,619	$48,389

Approved by the Sole Director:

/s/ Mark A. McLeary	Director

F-4

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Statements of Stockholders’ Equity (Deficit)
(Expressed in US Dollars)

For the period from inception on May 28, 2004 through October 31, 2005

				Deficit
				Accumulated
			Additional	During the
	Number of		Paid in	Development
	shares	Par value	Capital	Stage	Total

May, 2004 issue common shares for cash	5,000,000	$5,000	$-	$-	$5,000

September, 2004 issue common shares for cash	5,000,000	5,000	45,000	-	50,000

Net loss for the period	-	-	-	(9,076)	(9,076)

Balance October 31, 2004	10,000,000	10,000	45,000	(9,076)	45,924

November 2004 issue common shares for cash	100,000	100	49,900	-	50,000

Net loss for the year	-	-	-	(71,086)	(71,086)

Balance October 31, 2005	10,100,000	$10,100	$94,900	$(80,162)	$24,838

F-5

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Statements of Cash Flows
(Expressed in US Dollars)

	For the		For the
	period May	For the year	period May
	28, 2004 to	ended	28, 2004 to
	October 31,	October 31,	October 31,
	2005	2005	2004

Cash provided by (used for)

Operating activities
Loss for the period	$(80,162)	$(71,086)	$(9,076)

Item not affecting cash
Amortization of license agreement	165	165	-

Change in non-cash working capital items:
Prepaid expenses	-	8,847	(8,847)
Accounts payable and accrued liabilities	5,981	3,981	2,000

	(74,016)	(58,093)	(15,923)

Financing activities
Advances from shareholders	3,800	3,335	465
Issuance of share capital	105,000	50,000	55,000

	108,800	53,335	55,465

Investing activity
Acquisition of license agreement	(8,231)	-	(8,231)

Increase (decrease) in cash	26,553	(4,758)	31,311

Cash, beginning of period	-	31,311	-

Cash, end of period	$26,553	$26,553	$31,311

Supplemental cash flow information

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

F-6

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Notes to the Financial Statements
(Expressed in US Dollars)

October 31, 2005

1.	Nature of Operations

Med-Tech Solutions, Inc. (the “company”) was incorporated in the State of Nevada on May 28, 2004. The company is engaged in the business of designing, developing and marketing specialty medical devices in the women’s health care industry in Canada. The company has elected a year end of October 31.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustment that would be necessary should the company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters can not be predicted at this time.

2.	Significant Accounting Policies

	a)	Development stage company

The company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

	b)	Foreign currency translation

Monetary assets and liabilities are translated at year-end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year. Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of loss.

	c)	Loss per share

Basic loss per share is calculated using the weighted-average number of shares outstanding during the period.

The company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.

	d)	Financial instruments

All significant financial assets, financial liabilities and equity instruments of the company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

F-7

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Notes to the Financial Statements
(Expressed in US Dollars)

October 31, 2005

2.	Significant Accounting Policies (continued)

	e)	Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those reported.

	f)	Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

	g)	License agreement

The license agreement has been recorded at cost, and will be amortized straight-line over the estimated useful life, estimated to be equal to the legal life of 50 years (note 4).

Long-lived assets to be held and used by the company are continually reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the company bases its evaluation on such impairment indicators as nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized.

	h)	Recent accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.

In addition, the FASB and Emerging Issues Task Force ("EITF") have issued a variety of interpretations including the following interpretations with wide applicability:

Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which addresses the consolidation of variable interest entities (formerly referred to as "Special- Purpose Entities"). The Interpretation is generally in effect for interim or annual periods beginning after December 15, 2003.

F-8

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Notes to the Financial Statements
(Expressed in US Dollars)

October 31, 2005

2.	Significant Accounting Policies (continued)

	h)	Recent accounting pronouncements (continued)

In November 2002, the EITF reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This consensus addresses issues related to separating and allocating value to the individual elements of a single customer arrangement involving obligations regarding multiple products, services, or rights which may be fulfilled at different points in time or over different periods of time. EITF 00-21 guidance is applicable for arrangements entered into in fiscal periods beginning after June 15, 2003.

The adoption of these new pronouncements is not expected to have a material effect on the company’s financial position or results of operations.

3.	Related Party Transactions

a)

During fiscal 2004, the President and Sole Director of the Company paid expenses on behalf of the Company. This advance was repaid during fiscal 2005. During fiscal 2005 the President and Sole Director of the Company invoiced the Company for rent in the amount of $3,800 and this amount was outstanding at October 31, 2005. The balance is non-interest bearing, unsecured and due on demand.

	b)	During fiscal 2004 the President and Sole Director of the Company purchased 5,000,000 common shares from treasury for cash of $5,000.

4.	License Agreement

During the prior period the Company acquired an exclusive license to manufacture and distribute particular products from an arms-length private company. The initial term of the license is 50 years and consideration for the license was CDN$10,000 (US$8,231) (paid). Upon sale of product or the technology the Company is required to pay a royalty to the licensor equal to 5% of gross profits, due quarterly.

The Company has the option to renew the license for an additional period of 50 years, by written notice prior to expiry of the initial term, and an additional payment of CDN$10,000.

F-9

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.             CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.             OTHER INFORMATION.

None.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the name of our sole officer and director, his present positions with our company, and his biographical information.

Name and Address of Director	Age	Position

Mark A. McLeary	40	Chief Executive Officer, Chief Financial Officer,
Suite 2200 – 1177 West Hastings Street		President, Secretary, Treasurer and Director
Vancouver, British Columbia
V6E 2K3 Canada

Mark A. McLeary is our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and our sole member of the board of directors and has served in those capacities since our inception. Mr. McLeary has been a certified financial planner since 1995 and a chartered financial planner since 1993. He has worked in the financial planning industry for over 13 years with an emphasis on investment and tax planning. Mr. McLeary is a member of the Financial Planners Standards Council of Canada and founded McLeary Capital Management, Inc. (“McLeary Capital”) in 1995. McLeary Capital provides retirement, tax and estate planning advice to individuals and corporations in British Columbia. Since 1995 Mr. McLeary, as the principal of McLeary Capital, has been responsible for managing approximately $40 million of clients’ investments.

During our development stage, our president intends to devote approximately 8-10 hours per week of his time to our business. If, however, the demands of our business require more business time, such as raising additional capital or addressing unforeseen issues with regard to our plan of operation, he is prepared to adjust his timetable to devote up to 40-50 hours a week on our business in furtherance of our plan of operation. However, Mr. McLeary may not be able to devote sufficient time to the management of our business, as and when needed.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors does not maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our Board of Directors has determined that we do not presently have a director who meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

Our Board of Directors presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

TERMS OF OFFICE

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-

substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, there were no Reporting Persons who failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.                EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us since inception on May 28, 2004.

		Annual Compensation				Long Term Compensation
					Other
					Annual	Restricted		LTIP	All Other
		Year			Compen-	Stock	Options/	payouts	Compen-
Name	Title	Ended	Salary	Bonus	sation	Awarded	SARs (#)	($)	sation

Mark A.	Chief Executive	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
McLeary	Officer, Chief	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	Financial Officer,
	President, Secretary,
	Treasurer & Director

Except as described above, no other compensation has been paid to, awarded to, or earned by any of our executive officers or directors from our inception.

EMPLOYMENT CONTRACTS

We do not currently have any employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended October 31, 2005, and we have not granted any stock options since our inception.

Compensation Arrangements

We do not pay to our directors or officers any salaries or consulting fees. We anticipate that compensation may be paid to our officers in the future. We do currently do not have any agreements for the compensation of our consultants.

ITEM 11.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 26, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our officers and directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Mark A. McLeary President and Chief Executive Officer Suite 2200–1177 West Hastings Street, Vancouver, BC V6E 2K3	5,000,000 Direct	49.5%
Common Stock	All Officers and Directors as a Group (1 person)	5,000,000	49.5%
5% STOCKHOLDERS
Common Stock	Mark A. McLeary President and Chief Executive Officer Suite 2200–1177 West Hastings Street, Vancouver, BC V6E 2K3	5,000,000 Direct	49.5%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 26, 2006. As of January 26, 2006, we had 10,100,000 shares of common stock issued and outstanding.

Security Ownership of Management

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT OCTOBER 31, 2005
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	Nil	N/A	N/A
Total	Nil	N/A	N/A

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters; and
•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

We issued 5,000,000 shares of common stock on May 28, 2004 to Mr. Mark McLeary at a price of $0.001 per share, for total proceeds of $5,000. Mr. McLeary is our sole director and our president, secretary, treasurer and chief executive officer. These shares were issued pursuant to Section 4(2) of the Securities Act. The 5,000,000 shares of common stock are restricted shares as defined in the Securities Act. This issuance was made to Mr. McLeary who is a sophisticated individual and as a promoter of our company since our inception, was in a position of access to relevant and material information regarding our operations.

During fiscal 2004, Mr. McLeary, paid expenses on behalf of Med-Tech. These advances by Mr. McLeary were repaid by the Company during the fiscal year ended October 31, 2005. During fiscal 2005, Mr. McLeary, invoiced us for rent in the amount of $3,800, which remained outstanding and payable as at October 31, 2005. The balance is non-interest bearing, unsecured and due on demand.

ITEM 13.               EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Exclusive License Agreement between MDMI Technologies Inc. and Med-Tech Solutions, Inc. dated October 29, 2004.(1)

10.2	Manufacturing Agreement between MDMI Technologies Inc. and Med-Tech Solutions, Inc. dated January 25, 2005.(1)

10.3	Distribution Agreement between Med-Tech Solutions, Inc. and Medisell International Holdings, Inc. dated May 17, 2005. (1)

14.1	Code of Ethics.

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on January 28, 2005, as amended.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

	Year Ended October 31, 2005	Year Ended October 31, 2004
Audit Fees	$3,300	$2,500
Audit Related Fees	$2,800	-
Tax Fees	-	-
All Other Fees	-	-
Total	$6,100	$2,500

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED-TECH SOLUTIONS, INC.

Date:	February 9, 2006	By:	/s/ Mark A. McLeary
MARK A. McLEARY
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer
and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 9, 2006	By:	/s/ Mark A. McLeary
MARK A. McLEARY
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer
and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)