Form 10QSB
period 2006-01-31
MED-TECH SOLUTIONS, INC.
filed 2006-03-17
CIK 1312069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2006

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________________ to ________________

COMMISSION FILE NUMBER: 000-51574

MED-TECH SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0442163
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 2200 – 1177 West Hastings Street
Vancouver, British Columbia, Canada V6E 2K3
(Address of principal executive offices)

(604) 688-7526
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 10, 2006, the Issuer had 10,100,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2006 are not necessarily indicative of the results that can be expected for the year ending October 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Med-Tech” mean Med-Tech Solutions, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Med-Tech Solutions, Inc.

(a Development Stage Enterprise)

Financial Statements

(Expressed in US Dollars)

(Unaudited)

January 31, 2006

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Financial Statements
(Expressed in US Dollars)
(unaudited)

January 31, 2006

F-2

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Statement of Operations and Deficit
(Expressed in US Dollars)
(unaudited)

	For the period	For the three	For the three
	May 28, 2004	months ended	months ended
	to January 31,	January 31,	January 31,
	2006	2006	2005

Revenue	$-	$-	$-

Administrative expenses
Accounting and audit	9,260	1,000	1,479
Amortization of license agreement	206	41	-
Bank charges and interest	201	22	51
Consulting fees	1,545	945	100
Legal	60,543	-	8,000
Office and miscellaneous	6,615	-	350
Rent	4,400	600	-

	82,770	2,608	9,980

Loss for the period	(82,770)	(2,608)	(9,980)

Deficit, beginning of period	-	(80,162)	(9,076)

Deficit accumulated during the development stage	$(82,770)	$(82,770)	$(19,056)

Basic and fully diluted loss per share		$(0.00)	$(0.00)

Weighted average number of shares outstanding		10,100,000	10,090,217

F-3

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Balance Sheet
(Expressed in US Dollars)
(unaudited)

	January 31,	October 31,
	2006	2005

Assets

Current
Cash	$20,325	$26,553

License agreement (note 4)	8,025	8,066

	$28,350	$34,619

Liabilities

Current
Accounts payable and accrued liabilities	$5,520	$5,981
Due to Director (note 3)	600	3,800

	6,120	9,781

Commitment (note 4)

Stockholders’ Equity
Preferred stock $0.001 par value
100,000,000 shares authorized
No shares issued	-	-

Common stock $0.001 par value
100,000,000 shares authorized
10,100,000 shares outstanding	10,100	10,100

Additional paid in capital	94,900	94,900

Deficit accumulated during the development stage	(82,770)	(80,162)

	22,230	24,838

	$28,350	$34,619

Approved by the Sole Director:

/s/ Mark A. McLeary	Director

F-4

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Statement of Stockholders’ Equity (Deficit)
(Expressed in US Dollars)
(unaudited)

For the period from inception on May 28, 2004 through January 31, 2006

				Deficit
				Accumulated
			Additional	During the
	Number of		Paid in	Development
	shares	Par value	Capital	Stage	Total

May, 2004 issue common shares for cash	5,000,000	$5,000	$-	$-	$5,000

September, 2004 issue
common shares for cash	5,000,000	5,000	45,000	-	50,000

Net loss for the period	-	-	-	(9,076)	(9,076)

Balance October 31, 2004	10,000,000	10,000	45,000	(9,076)	45,924

November 2004 issue
common shares for cash	100,000	100	49,900	-	50,000

Net loss for the year	-	-	-	(71,086)	(71,086)

Balance October 31, 2005	10,100,000	10,100	94,900	(80,162)	24,838

Net loss for the period	-	-	-	(2,608)	(2,608)

Balance January 31, 2006	10,100,000	$10,100	$94,900	$(82,770)	$22,230

F-5

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Statement of Cash Flows
(Expressed in US Dollars)
(unaudited)

	For the period	For the three	For the three
	May 28, 2004	months ended	months ended
	to January 31,	January 31,	January 31,
	2006	2006	2005
Cash provided by (used for)

Operating activities
Loss for the period	$(82,770)	$(2,608)	$(9,980)

Item not affecting cash
Amortization of license agreement	206	41	-

Change in non-cash working capital items:
Accounts payable and accrued liabilities	5,520	(461)	(1,000)

	(77,044)	(3,028)	(10,980)

Financing activities
Advances from shareholders	600	(3,200)	(465)
Issuance of share capital	105,000	-	50,000

	105,600	(3,200)	49,535
Investing activity
Acquisition of license agreement	(8,231)	-	-

Increase (decrease) in cash	20,325	(6,228)	38,555

Cash, beginning of period	-	26,553	31,311

Cash, end of period	$20,325	$20,325	$69,866

Supplemental cash flow information

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

F-6

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

January 31, 2006

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
(unaudited)

January 31, 2006

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
(unaudited)

January 31, 2006

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

a)

During fiscal 2004, the President and Sole Director of the Company paid expenses on behalf of the Company. This advance was repaid during fiscal 2005. During fiscal 2005 the President and Sole Director of the Company invoiced the Company for rent in the amount of $3,800 and this amount was paid during the 3 months ended January 31, 2006 and an additional $600 was invoiced for rent. The balance is non-interest bearing, unsecured and due on demand.

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

F-9

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

Overview

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

Our pricing strategy is to provide the lowest cost product while providing features related to safety and efficacy, which are equivalent to or better than those of competitive products. It is expected that the Gynecone will be at a lower price than other products. We also intend to establish distribution agreements with major independent medical device distributors and work directly with these parties to perform all necessary activities including regulatory approvals, networking, clinician training and promotion.

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

Recent Corporate Developments

The following significant corporate developments occurred since the completion of our fiscal year ended October 31, 2005:

1.

Pursuant to our distribution agreement with Medisell International Holdings Inc. (“Medisell”), Medisell was to purchase 333 units of our Gynecone device by October, 2005 at a price of $25 per unit. Medisell failed to complete the purchase by October, 2005, however we expect to receive Medisell’s payment for the units during our next fiscal quarter and are presently negotiating an extension to the purchase of the units. At present, we have not received payment for the 333 units and as a result have not delivered the units to Medisell for marketing and distribution.

2.

We commenced Phase II of our plan of operation in November, 2005 and have received 1,000 sample units of our Gynecone device from MDMI Technologies Inc. for distribution and marketing. Our Gynecone device is presently ready to market in the Philippines.

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

(i)	manufacture the Gynecone device in quantities sufficient to meet demand for the product;

(ii)	manufacture and test the Gynecone device using uniform quality standards;

(iii)	provide manufacturing facilities in Canada for the manufacture of the Gynecone device;

(iv)	provide us with sample units of the Gynecone device;

(v)	employ sufficient competent and experienced personnel, who are skilled and trained in the manufacture of the Gynecone device;

(vi)	maintain comprehensive general liability insurance in the amount of $1,000,000 with respect to the Gynecone device with Med-Tech as the named insured; and

(vii)	Indemnify us from any liability as a result of non-compliance with any legal requirements in the manufacture of the Gynecone device.

Also under our manufacturing agreement with MDMI, we agreed to indemnify MDMI for all actions, suits and demands relating to errors or defects arising from the specifications provided by us to MDMI relating to the design of the Gynecone device. In the event we terminate the manufacturing agreement after the initial 180 day period for reasons other than an event of default, we must purchase MDMI’s entire inventory of any finished products and purchase at cost any materials, component parts or raw goods less cost of materials supplied by us.

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

Under the terms of the Distributor Agreement, we also provided a product warranty to Medisell with respect to the manufacturing of the Gynecone device and agreed to provide promotional material to Medisell for the purpose of advertising and promoting Med-Tech’s product. The term of the Distributor Agreement is for a term commencing May 17, 2005 and ending December 31, 2008. In the event that Medisell wishes to extend the term of the Distribution Agreement, it must do so by June 30, 2008. The Distribution Agreement terminates on the occurrence of an event of default as further described in the Distribution Agreement.

Pursuant to our distribution agreement with Medisell International Holdings Inc. (“Medisell”), Medisell was to purchase 333 units of our Gynecone device by October, 2005 at a price of $25 per unit. Medisell failed to complete the purchase by October, 2005, however we expect to receive Medisell’s payment for the units during our next fiscal quarter and are presently negotiating an extension to the purchase of the units. At present, we have not received payment for the 333 units and as a result have not delivered the units to Medisell for marketing and distribution.

THE GYNECONE

We intend to market a new vaginal cone known as the “Gynecone” as an aid to pelvic floor exercise in the minimally invasive approach to the prevention and treatment of urinary incontinence. In addition, we are designing pessary devices for the treatment of prolapsed tissue.

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

PROCEDURE	ACTION

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

Presently, vaginal cones cost from $60 per unit to $157 for a six-pack (six units) of disposable vaginal cones. It is expected that the Gynecone will be marketed at a retail price of $49.95. Currently the material costs of Gynecone have been quoted between $4.50 - $5.17 per Gynecone from the manufacturer (not including packaging and sterilization costs which are estimated to be up to $0.50 per unit). The labour component of producing Gynecone is expected to be conducted on a cost plus basis and is estimated to be $10 per unit in total (cost of production plus labour) excluding packaging costs of ($0.50 per unit) and distribution and marketing costs which are to be paid by the distributor. The wholesale target price for Gynecone is $25 per unit. We believe the affordable product price, plus the minimized environmental impact to the clinicians, hospitals and consumer will provide the basis for the success of our product and our product-marketing program.

Gynecone is composed of the following parts:

  Component parts and their material composition

  Silicone Shell (Silicone Elastomer)

  Stainless Steel Washer

  Magnetized Weight

  Silicone Bead (may not be needed if using Silicone Shell)

  Nylon (PVC coated) String

  Silicone Tab

Product Design and Development

Gynecone has been designed, and developed in conjunction with female engineers, female clinical specialists and female gynaecologists, and is expected to be available in four different sizes roughly 40, 60, 80, and 100 grams. At present, the cones are expected to be identical in shape and size but different in weights as stated above. However, in the future, everything else is expected to be maintained, with the exception of size. Size may increase or decrease to accommodate the needs of the women (as per request and/or feedback after the initial clinical trial).

Key Features of the Gynecone

Among the major expected benefits of Gynecone are the following:

  Low Cost

  Improved efficacy (to be proven)

  Ease of Use

  Portability

PLAN OF OPERATION

Our plan of operation is to develop and market the Gynecone device and secure agreements and/or working relationships with potential distributors of the Gynecone device. Our initial focus is on the Asian market and in particular the Philippines. In May 2005, we entered into a distribution agreement for sales of the Gynecone device with Medisell, a distributor in the Philippines. Medisell has agreed to pay us a per unit cost of $25 per unit for all product orders and to pay all shipping and marketing costs for all product orders. See “Medisell Distribution Agreement”.

We have received 1,000 sample units of our Gynecone device which we intend to use for marketing and distribution as commercial grade medical devices to international distributors. Our distributors are expected to obtain all required regulatory approvals to market the Gynecone device to Philippine pharmacies and independent physicians as a commercial product. We intend to supply the labelled and packaged finished device, plus all necessary technical bulletins and training documentation. Our Gynecone device is ready to market in the Philippines.

We do not anticipate earning revenues until such time as we complete the initial marketing, promotion and development of our Gynecone device outlined below. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales or licensing of our product or that the revenues generated will exceed the operating costs of our business. We have no employees as of the date of this Quarterly Report. We conduct our business largely through agreements with consultants and arms-length third parties. We do not intend to hire any employees over the next twelve months.

Cash Requirements

The table below highlights our milestones and objectives over the next twelve months:

MILESTONES AND OBJECTIVES	Anticipated Costs	Target Date For Completion
PHASE I - Corporation Start-Up R&D activities related to development of Gynecone technology, including development of bench-top prototypes. Select sites for limited release of commercialized product (Asia, India). Develop suitable packaging for the Gynecone device. Finalize distribution agreements in the Philippines.	$20,000	Completed
PHASE II - Development Of Manufactured Prototypes And Marketing Refinement of working prototypes through distributor and patient feedback. Development and execution of marketing plan aimed at specified markets. Initial marketing in Philippines to test-market the Gynecone device and generate sales leads and patient feedback. Protection of intellectual property rights (including patent application and trademark registration).	$10,000	March 2006
PHASE III - International Market Entry Full product release to identified international markets in Asia. Initial clinical evaluation. 510(k) filed in the United States. Complete clinical trials as required.	$10,000	September 2006
TOTAL	$40,000	12 Months

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next Twelve Months
Professional Fees(1)	$15,000(1)
Office Expenses	$5,000
Travel Expenses (2)	$3,000
TOTAL	$23,000

(1)	Includes legal and accounting expenses associated with our reporting requirements under the Exchange Act.
(2)	Includes travel expenses relating to the negotiation of international distribution and marketing agreements for our product.

We have cash in the amount of $20,325 and working capital of $14,205 as of January 31, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $43,000, the majority of which is due to the development of our Gynecone device and general, legal, accounting and administrative expenses associated with our reporting requirements under the Exchange Act. Since our inception on May 28, 2004, we have raised $105,000 in equity financing and have a remaining balance of $600 in shareholder advances.

We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period. If we are not able to generate any revenues from sales of our Gynecone device, we will require additional financing for operational expenses. Therefore, during the next twelve months, we will need additional funds and we are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have arrangements for additional funds.

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

OPERATING EXPENSES

Our operating expenses for the three months ended January 31, 2006 consisted of the following:

	Three Months Ended January 31
	2006	2005
Accounting and Audit	$1,000	$1,479
Amortization of License Agreement	41	-
Bank Charges and Interest	22	51
Consulting Fees	945	100
Legal	-	8,000
Office and Miscellaneous	-	350
Rent	600	-
Total Operating Expenses	$2,608	$9,980

Our operating expenses for the three months ended January 31, 2006 were reduced as compared to the comparative period in 2005 primarily as a result of reduced legal expenses. We anticipate our operating expenses will increase as we undertake our plan of operation. The increase will be attributable to our continuing development and promotion of our Gynecone device. We anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a net loss in the amount of $82,770 for the period from inception to January 31, 2006. Our loss was entirely attributable to operating expenses and the expenses relating to the preparation of our registration statement on Form SB-2 and our quarterly and annual reports. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
			Increase /
	At January 31, 2006	At October 31, 2005	(Decrease)
Current Assets	$20,325	$26,553	(23.5)%
Current Liabilities	(6,120)	(9,781)	37.4%
Working Capital (Deficit)	$14,205	$16,772	(15.3)%

Cash Flows
	Three Months Ended	Three Months Ended
	January 31, 2006	January 31, 2005
Cash Flows from (used in) Operating Activities	$(3,028)	$(10,980)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	(3,200)	49,535
Net Increase (decrease) in Cash During Period	$(6,228)	$38,555

We have not attained profitable operations and are dependent upon obtaining financing to further develop our Gynecone device. For these reasons our auditors stated in their report to our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

We have cash in the amount of $20,325 and working capital of $14,205 as of January 31, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $43,000, the majority of which is due to the development and marketing of our Gynecone device and general, legal, accounting and administrative expenses associated with this statement and as a result of our becoming a reporting issuer under the Exchange Act.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the three month period ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended January 31, 2006 included in this Quarterly Report.

License Agreement

The license agreement has been recorded at cost, and will be amortized straight-line over the estimated useful life, estimated to be equal to the legal life of 50 years.

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

We have incurred an accumulated net loss of $82,770 for the period from May 28, 2004 (inception) to January 31, 2006 and have no revenues to date. Our future is dependent upon future profitable operations from the development of our Gynecone device. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of $20,325 and working capital of $14,205 as of January 31, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $43,000, the majority of which is due to the development and marketing of our Gynecone device and general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period. If we are not able to generate any revenues from sales of our Gynecone device, we will require additional financing for operational expenses, and further marketing and development work on our Gynecone device. Therefore, during the next twelve months, we will need additional funds and we are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have arrangements for additional funds.

Our financial statements included with this Quarterly Report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period ended October 31, 2005. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our business may fail. These factors raise substantial doubt that we will be able to continue as a going concern. We have not yet completed the development, including obtaining regulatory approvals, of our Gynecone device and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing our product, we expect to incur substantial losses for the foreseeable future. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue the development and the preparation for possible commercialization of the Gynecone device including establishing sales and marketing capabilities. If we do not receive additional financing, if and when required, to continue our operations then we may be forced to cease or curtail our operations.

We are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results. Our inability to predict future growth and operating results could delay or inhibit our ability to obtain bank or equity financing.

We have not demonstrated that we can:

(i)	ensure that our product functions as intended in human clinical applications;

(ii)	obtain the regulatory approvals necessary to commercialize products that we may develop in the future;

(iii)	manufacture, or arrange for third-parties to manufacture, future products in a manner that will enable us to be profitable;

(iv)	make, use, and sell future products without infringing upon third party intellectual property rights; or

(v)	respond effectively to competitive pressures.

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

Mr. Mark A. McLeary, our sole executive officer and director, does not have any formal training as a urogynecologist, or in the technical aspects of management of a company specializing in the marketing and distribution of medicinal products. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Although Mr. McLeary has some significant business experience, his decisions and choices may not take into account standard engineering or managerial approaches commonly used in the industry. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our sole executive officer and director has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Mark A. McLeary, our sole executive officer and director, is also a principal of McLeary Capital Management, Inc., a company specializing in the provision of retirement, tax and estate planning advice to individuals and corporations in British Columbia, Canada. Because we are in the early stages of our business, Mr. McLeary devotes approximately 8-10 hours per week to our affairs. If the demands of our business require the full business time of Mr. McLeary, he is prepared to adjust his timetable to devote up to 40-50 hours a week. However, Mr. McLeary may not be able to devote sufficient time to the management of our business, as and when needed. It is possible that the demands of Mr. McLeary’s other business interests will increase with the result that he would no longer be able to devote sufficient time to the management of our business. Competing demands on Mr. McLeary’s time may lead to a divergence between his interests and the interests of other shareholders.

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

We are subject to other risks associated with our proposed non-U.S. operations. We estimate that initially, all the sales of our Gynecone device will originate from Asia. Commercial grade medical devices in the Philippines are not required to obtain pre-clinical testing prior to marketing, although laboratory analysis may be required during the registration process. Registration can take from four to six weeks on average, at a cost of $1,500 for a one year license and $5,000 for a renewal license for five years. We believe that marketing and distributing the Gynecone device in the Asian market will allow our international distributors to market the Gynecone device to pharmacies and independent physicians as a commercial product at a lower cost to us and without pre-clinical testing of the device. Risks are inherent in international operations, and include the following risks:

(i)	exchange controls and currency restrictions;
(ii)	currency fluctuations and devaluations;
(iii)	changes in local economic conditions;
(iv)	changes in laws and regulations, including the imposition of embargos; and
(v)	exposure to possible expropriation or other government actions.

These and other factors may have a negative impact on our international operations or on our business, results of operations and financial condition. Our sales outside the United States expose us to currency risks. During times of a strengthening U.S. dollar, at a constant level of business, our reported international sales and earnings may be reduced because the local currency will translate into fewer U.S. dollars. At present, we do not hedge this risk, but continue to evaluate such foreign currency translation risk exposure. Our flexibility in our foreign operations can also be somewhat limited by agreements we have entered into with our foreign distributors. Under our international distribution agreement with Medisell International Holdings, Inc., Medisell is appointed as exclusive agents for the marketing and distribution of the Gynecone device within the Philippines and we are restricted in our ability to engage other distributors, sales representatives or other agents within the Philippines for the promotion and sale of our Gynecone device during the term of the agreement. In the event that our distributors are unable to obtain required regulatory approvals for the sale of our product we may be delayed or unable to complete sales of our product within the region. Our overall success internationally depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not succeed in developing and implementing policies and strategies that are effective in each location where we intend to do business, and failure to do so could cause our business to fail.

We are highly dependent on our senior management. The loss of our sole executive officer could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

We believe that our continued success depends to a significant extent upon the efforts and abilities of our senior management and in particular Mark A. McLeary, our sole executive officer and director. Mr. McLeary has been a certified financial planner since 1995 and a chartered financial planner since 1993. He has worked in the financial planning industry for over 13 years with an emphasis on investment and tax planning. We believe that the loss of Mr. McLeary’s business and management experience could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

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

Because our sole executive officer and director, Mr. Mark A. McLeary, controls approximately 49.5% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. McLeary are inconsistent with the best interests of other stockholders.

Mr. Mark A. McLeary, our sole executive officer and director, controls approximately 49.5% of our issued and outstanding shares of common stock. Accordingly, in accordance with our articles of incorporation and bylaws, Mr. McLeary is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. McLeary may not be, at all times, the same as that of other shareholders. Since Mr. McLeary is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. McLeary exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. McLeary will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of Med-Tech with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. McLeary may also have the effect of delaying, deferring or preventing a change in control of Med-Tech which may be disadvantageous to minority shareholders.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently no market for our common stock and a market may never develop. As of the date of this Quarterly Report, we have applied for listing of our common stock on the OTC Bulletin Board. However, our shares may never be traded on the bulletin board or, if traded, a public market may never materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

If the security holders sell a large number of shares all at once or in blocks, the market price of our shares would most likely decline.

Our common stock is presently not traded on any market or securities exchange, but should a market develop, shares sold at a price below the current market price at which the common stock is trading will cause that market price to decline. Moreover, the offer or sale of a large number of shares at any price may cause the market price to fall. The outstanding shares of common stock represent approximately 50.5% of the common stock outstanding as of the date of this Quarterly Report.

ITEM 3.                CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Exclusive License Agreement between MDMI Technologies Inc. and Med-Tech Solutions, Inc. dated October 29, 2004.(1)

10.2	Manufacturing Agreement between MDMI Technologies Inc. and Med-Tech Solutions, Inc. dated January 25, 2005.(1)

10.3	Distribution Agreement between Med-Tech Solutions, Inc. and Medisell International Holdings, Inc. dated May 17, 2005. (1)

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on January 28, 2005, as amended.

(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended October 31, 2005 filed with the SEC on February 10, 2006.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended January 31, 2006. We have not filed any Current Reports on Form 8-K since January 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED-TECH SOLUTIONS, INC.

Date:	March 16, 2006	By:	Mark A. McLeary
MARK A. McLEARY
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)