Form 10QSB
period 2006-04-30
MED-TECH SOLUTIONS, INC.
filed 2006-06-14
CIK 1312069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2006

[               ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________to ________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [               ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [               ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 12, 2006, the Issuer had 10,100,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [               ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended April 30, 2006 are not necessarily indicative of the results that can be expected for the year ending October 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Med-Tech” mean Med-Tech Solutions, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Med-Tech Solutions, Inc.

(a Development Stage Enterprise)

Financial Statements

(Expressed in US Dollars)

(Unaudited)

April 30, 2006

F-1

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Financial Statements
(Expressed in US Dollars)
(unaudited)

April 30, 2006

F-2

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Statement of Operations and Deficit
(Expressed in US Dollars)
(unaudited)

	Period May
	28, 2004 to	Three months ended		Six months ended
	April 30,	April 30,		April 30,
	2006	2006	2005	2006	2005

Revenue	$-	$-	$-	$-	$-

Administrative expenses
Accounting and audit	10,841	1,581	1,000	2,581	2,479
Amortization of license
agreement	247	41	-	82	-
Bank charges and interest	225	24	22	46	73
Consulting fees	1,845	300	-	1,245	100
Legal	63,281	2,738	16,039	2,738	24,039
Office and miscellaneous	7,767	1,152	3,016	1,152	3,366
Rent	5,000	600	-	1,200	-
Travel	8,213	8,213	-	8,213	-

	97,419	14,649	20,077	17,257	30,057

Loss for the period	(97,419)	(14,649)	(20,077)	(17,257)	(30,057)

Deficit, beginning of period	-	(82,770)	(19,056)	(80,162)	(9,076)

Deficit accumulated during the
development stage	$(97,419)	$(97,419)	$(39,133)	$(97,419)	$(39,133)

Basic and fully diluted loss per
share	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	9,220,492	10,100,00	10,100,00	10,100,000	10,095,028

F-3

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Balance Sheet
(Expressed in US Dollars)
(unaudited)

	April 30, 2006	October 31, 2005
Assets
Current
Cash	$1,197	$26,553
License agreement (note 4)	7,984	8,066
	$9,181	$34,619
Liabilities
Current
Accounts payable and accrued liabilities	$1,000	$5,981
Due to Director (note 3)	600	3,800
	1,600	9,781
Commitment (note 4)
Stockholders’ Equity
Preferred stock $0.001 par value
100,000,000 shares authorized
No shares issued	-	-
Common stock $0.001 par value
100,000,000 shares authorized
10,100,000 shares outstanding	10,100	10,100
Additional paid in capital	94,900	94,900
Deficit accumulated during the development stage	(97,419)	(80,162)
	7,581	24,838
	$9,181	$34,619

Approved by the Sole Director:

/s/ Mark A. McLeary Director

F-4

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Statement of Stockholders’ Equity (Deficit)
(Expressed in US Dollars)
(unaudited)

For the period from inception on May 28, 2004 through April 30, 2006

				Deficit
				Accumulated
			Additional	During the
	Number of		Paid in	Development
	shares	Par value	Capital	Stage	Total
May, 2004 issue common
shares for cash	5,000,000	$5,000	$-	$-	$5,000
September, 2004 issue
common shares for cash	5,000,000	5,000	45,000	-	50,000
Net loss for the period	-	-	-	(9,076)	(9,076)
Balance October 31, 2004	10,000,000	10,000	45,000	(9,076)	45,924
November 2004 issue
common shares for cash	100,000	100	49,900	-	50,000
Net loss for the year	-	-	-	(71,086)	(71,086)
Balance October 31, 2005	10,100,000	10,100	94,900	(80,162)	24,838
Net loss for the period	-	-	-	(17,257)	(17,257)
Balance April 30, 2006	10,100,000	$10,100	$94,900	$(97,419)	$7,581

F-5

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Statement of Cash Flows
(Expressed in US Dollars)
(unaudited)

	Period May
	28, 2004 to	Three months ended		Six months ended
	April 30,	April 30,		April 30,
	2006	2006	2005	2006	2005

Cash provided by (used for)

Operating activities
Loss for the period	$(97,419)	$(14,649)	$(20,077)	$(17,257)	$(30,057)

Item not affecting cash
Amortization of license
agreement	247	41	-	82	-

Change in non-cash working
capital items:
Prepaid expenses	-	-	8,779	-	8,779
Accounts payable and
accrued liabilities	1,000	(4,520)	1,000	(4,981)	-

	(96,172)	(19,128)	(10,298)	(22,156)	(21,278)

Financing activities
Advances from shareholders	600	-	-	(3,200)	(465)
Issuance of share capital	105,000	-	-	-	50,000

	105,600	-	-	(3,200)	49,535

Investing activity
Acquisition of license
agreement	(8,231)	-	-	-	-

Increase (decrease) in cash	1,197	(19,128)	(10,298)	(25,356)	28,257

Cash, beginning of period	-	20,325	69,866	26,553	31,311

Cash, end of period	$1,197	$1,197	$59,568	$1,197	$59,568

Supplemental cash flow
information

Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

F-6

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

April 30, 2006

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

April 30, 2006

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

April 30, 2006

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

a)

During fiscal 2004, the President and Sole Director of the Company paid expenses on behalf of the Company. This advance was repaid during fiscal 2005. During fiscal 2005 the President and Sole Director of the Company invoiced the Company for rent in the amount of $3,800 and this amount was paid during the 6 months ended April 30, 2006 and an additional $1,200 was invoiced ($600 paid) for rent. The balance is non-interest bearing, unsecured and due on demand.

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

F-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended October 31, 2005.

INTRODUCTION

We are a development stage company focused on the marketing and distribution of a medical pessary device designed for women. On October 29, 2004, we entered into a license agreement with MDMI Technologies Inc. (“MDMI”), a private Canadian federal corporation, for a term of 50 years, pursuant to which we acquired an exclusive worldwide license to manufacture, market, and distribute a medical pessary device for the treatment of female urinary incontinence called the “Gynecone”. Our plan of operation is to develop and market the Gynecone device and secure agreements and/or working relationships with potential distributors of the Gynecone device. We also intend to establish distribution agreements with major independent medical device distributors and work directly with these parties to perform all necessary activities including regulatory approvals, networking, clinician training and promotion.

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

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments occurred since the completion of our fiscal quarter ended January 31, 2006:

1.	Our shares of common stock commenced trading on the OTC Bulletin Board (the “OTCBB”) under the symbol “MDTU” on May 5, 2006.

2.

During the quarter ended April 30, 2006 we completed Phase II of our plan of operation. Phase II consisted of distributor and patient feedback, further refinement of the working prototypes of our Gynecone device and initial marketing in Philippines to test-market the Gynecone device and generate sales leads and patient feedback.

3.

Pursuant to our distribution agreement with Medisell International Holdings Inc. (“Medisell”), Medisell was to purchase 333 units of our Gynecone device by October, 2005 at a price of $25 per unit. Medisell failed to complete the purchase by October, 2005; however, we are presently negotiating an extension to the purchase of the units. During the quarter ended April 30, 2006 we delivered 250 sample Gynecone units to Medisell at no cost for marketing purposes within the Philippines.

LICENSE AGREEMENT WITH MDMI

On October 29, 2004, we entered into an exclusive license agreement with MDMI Technologies Inc. (“MDMI”), a private Canadian federal corporation, pursuant to which we acquired the exclusive worldwide license, right and permission to manufacture, market, and distribute a medical pessary device for the treatment of urinary incontinence called the “Gynecone”. In consideration of the grant of the license by MDMI, we agreed to:

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

MDMI MANUFACTURING AGREEMENT

On January 25, 2005, we entered into a manufacturing agreement with MDMI for the purpose of manufacturing our Gynecone device in Canada. Under the terms of our manufacturing agreement with MDMI we agreed for an indefinite term to purchase products developed by MDMI according to our specifications at a price of $10 per urinary incontinence apparatus unit produced, including all materials and labor as further described in the manufacturing agreement. The price of the incontinence apparatus units is subject to change following the first 180 days of production after which time the price may be renegotiated. In consideration of the payment of the price of the incontinence apparatus units, MDMI agreed, among other things, to:

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

Pursuant to our distribution agreement with Medisell International Holdings Inc. (“Medisell”), Medisell was to purchase 333 units of our Gynecone device by October, 2005 at a price of $25 per unit. Medisell failed to complete the purchase by October, 2005, however we expect to receive Medisell’s payment for the units during our next fiscal quarter and are continuing to negotiate an extension to the purchase of the units. During the quarter ended April 30, 2006 we delivered 250 sample Gynecone units to Medisell at no cost for marketing purposes within the Philippines.

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

Presently, vaginal cones cost from $60 per unit to $157 for a six-pack (six units) of disposable vaginal cones. It is expected that the Gynecone will be marketed at a retail price of $49.95. Currently the material costs of Gynecone have been quoted between $4.50 - $5.17 per Gynecone from the manufacturer (not including packaging and sterilization costs which are estimated to be up to $0.50 per unit). The labor component of producing Gynecone is expected to be conducted on a cost plus basis and is estimated to be $10 per unit in total (cost of production plus labor) excluding packaging costs of ($0.50 per unit) and distribution and marketing costs which are to be paid by the distributor. The wholesale target price for Gynecone is $25 per unit. We believe the affordable product price, plus the minimized environmental impact to the clinicians, hospitals and consumer will provide the basis for the success of our product and our product-marketing program.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operation for the six months ended April 30, 2006 and changes in our financial condition from our year ended October 31, 2005. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended October 31, 2005.

Plan of Operation

Our current plan of operation is to develop and market the Gynecone device and secure agreements and/or working relationships with potential distributors of the Gynecone device by providing the lowest cost product while providing features related to safety and efficacy, which are equivalent to or better than those of competitive products. Our initial focus is on the Asian market, in particular the Philippines.

We have received 1,000 sample units of our Gynecone device which we have used for marketing and distribution as commercial grade medical devices to international distributors. Our distributors are expected to obtain all required regulatory approvals to market the Gynecone device to Philippine pharmacies and independent physicians as a commercial product. We intend to supply the labelled and packaged finished device, plus all necessary technical bulletins and training documentation. Our Gynecone device is ready to market in the Philippines. We have sent 250 of our sample units to Medisell at no cost for marketing and promotional purposes.

Although there can be no assurance, we continue to search for further distribution channels and opportunities for our Gynecone device.

Cash Requirements

The table below highlights our cash requirements over the next twelve months:

MILESTONES AND OBJECTIVES	Anticipated Costs	Target Date For Completion
PHASE I - Corporation Start-Up > R&D activities related to development of Gynecone technology, including development of bench-top prototypes. > Select sites for limited release of commercialized product (Asia, India). > Develop suitable packaging for the Gynecone device. > Finalize distribution agreements in the Philippines.	$20,000	Completed
PHASE II - Development Of Manufactured Prototypes And Marketing > Refinement of working prototypes through distributor and patient feedback. > Development and execution of marketing plan aimed at specified markets. > Initial marketing in Philippines to test-market the Gynecone device and generate sales leads and patient feedback.	$10,000	Completed
PHASE III - International Market Entry > Full product release to identified international markets in Asia. > Initial clinical evaluation. > 510(k) filed in the United States. > Complete clinical trials as required.	$10,000	September 2006
TOTAL	$40,000	12 Months

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over the Next Twelve Months
Professional Fees(1)	$15,000
Office Expenses	$5,000
Travel Expenses (2)	$3,000
TOTAL	$23,000

(1)	Includes legal and accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”).

(2)	Includes travel expenses related to the negotiation of international distribution and marketing agreements.

We have cash in the amount of $1,197 and working capital deficit of $403 as of April 30, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $33,000, the majority of which is due to the development of our Gynecone device and general, legal, accounting and administrative expenses associated with our reporting requirements under the Exchange Act.

Since our inception on May 28, 2004, we have raised $105,000 in equity financing. We presently do not have sufficient funds to pursue our plan of operation for the next twelve months. If we are not able to generate any revenues from sales of our Gynecone device, we will require additional financing for operational expenses. Therefore, during the next twelve months, although there can be no assurance, we will be seeking the additional funds via equity financing, private placements, or loans from our directors or shareholders. Currently, we do not have arrangements for additional funds. See “Future Financings”, below.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Three Months Ended April 30			Six Months Ended April 30
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	14,649	20,077	(27.0)%	17,257	30,057	(42.6)%
Net Income (Loss)	14,649	20,077	(27.0)%	17,257	30,057	(42.6)%
Loss Per Share (fully diluted)	$(0.00)	$(0.00)	n/a	$(0.00)	$(0.00)	n/a

Revenue

We did not earn any revenues during the quarter ended April 30, 2006. We do not anticipate earning revenues until such time as we complete the initial marketing, promotion and development of our Gynecone device. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales or licensing of our product or that the revenues generated will exceed the operating costs of our business.

Expenses

Our operating expenses for the six months ended April 30, 2006 consisted of the following:

	Three Months Ended April 30			Six Months Ended April 30
			Percentage			Percentage
	2006	2005	Inc. / (Dec.)	2006	2005	Inc. / (Dec.)
Accounting and Audit	$1,581	$1,000	58.1%	$2,581	$2,479	4.1%
Amortization of License	41	-	n/a	82	-	n/a
Agreement
Bank Charges and Interest	24	22	9.1%	46	73	(37.0)%
Consulting Fees	300	-	n/a	1,245	100	1,145%
Legal	2,738	16,039	(82.9)%	2,738	24,039	(88.6)%
Office and Miscellaneous	1,152	3,016	(61.8)%	1,152	3,366	(65.8)%
Rent	600	-	n/a	1,200	-	n/a
Travel	8,213	-	n/a	8,213	-	n/a
Total Expenses	$14,649	$20,077	(27.0)%	$17,257	$30,057	(42.6)%

Our operating expenses for the six months ended April 30, 2006 were reduced by 42.6% as compared to the comparative period in 2005 primarily as a result of reduced professional fees. We anticipate our operating expenses will increase as we continue to undertake our plan of operation. The increase is expected to be attributable to our continuing development and promotion of Gynecone and as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a net loss in the amount of $97,419 for the period from inception to April 30, 2006. Our loss was entirely attributable to the development of our Gynecone device and the expenses relating to the preparation of our registration statement on Form SB-2 and our Quarterly and Annual Reports under the Exchange Act. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At April 30, 2006	At October 31, 2005	Percentage Increase / (Decrease)
Current Assets	$1,197	$26,553	(95.5)%
Current Liabilities	1,600	9,781	(83.6)%
Working Capital (Deficit)	$(403)	$16,772	(102.4)%

Cash Flows
	Six Months Ended	Six Months Ended
	April 30, 2006	April 30, 2005
Cash Flows used in Operating Activities	$(22,156)	$(21,278)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	(3,200)	49,535
Net Decrease in Cash During Period	$(25,356)	$(28,257)

We have cash in the amount of $1,197 and working capital deficit of $403 as of April 30, 2006 compared to working capital of $16,772 as of April 30, 2005. The decrease in our working capital is primarily due to our inability to obtain additional financing and our continuing operating expenses. Our total expenditures over the next twelve months are anticipated to be approximately $33,000, the majority of which is due to the development and marketing of our Gynecone device and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act.

Future Financings

From inception to April 30, 2006, we have suffered cumulative losses in the amount of $97,419. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period. Depending on the success of our initial marketing efforts, we estimate that, after the initial twelve month period, if we are not able to generate any revenues from sales of our Gynecone device, we will require a further $33,000 over the next 12 months to carry out our plan of operation including implementing an advertising campaign and to establish and enhance connections with potential candidates for distribution agreements. If we are not able to generate any revenues from sales of our Gynecone device, we will require additional financing for operational expenses. Therefore, during the next 12 months, we are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have arrangements for additional funds.

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

None.

CRITICAL ACCOUNTING POLICIES

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund the development of our Gynecone device, our auditors believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred an accumulated net loss of $97,419 for the period from May 28, 2004 (inception) to April 30, 2006 and have no revenues to date. Our future is dependent upon future profitable operations from the development of our Gynecone device. We have cash in the amount of $1,197 and working capital deficit of $403 as of April 30, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $33,000, the majority of which is due to the development and marketing of our Gynecone device and general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period. If we are not able to generate any revenues from sales of our Gynecone device, we will require additional financing for operational expenses, and further marketing and development work on our Gynecone device. We are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have arrangements for additional funds.

Our financial statements included with this Quarterly Report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period ended October 31, 2005. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our business may fail. We have not yet completed the development, including obtaining regulatory approvals, of Gynecone, and have not generated revenues from the sale of products. Even if we succeed in developing and commercializing our product, we expect to incur substantial losses for the foreseeable future. If we do not receive additional financing, if and when required, to continue our operations then we may be forced to cease or curtail our operations.

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

These factors make it impossible to reliably predict our future growth and operating results and could delay or inhibit our ability to obtain bank or equity financing.

Failure to obtain necessary government approvals for new products would mean we could not sell those new products, or sell any products for those new applications.

Our proposed product is a medical device, which is subject to extensive government regulations in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either a pre-market approval (“PMA”) or a 510(k) clearance from the FDA with respect to each application for which we intend to market it. Either process can be lengthy and expensive. According to the FDA, the average 510(k) review period was 96 days in 2003, but reviews may take longer and approvals may be revoked if safety or effectiveness problems develop. The PMA process is much more costly, lengthy and uncertain. According to the FDA, the average PMA submission-to-decision period was 359 days in 2004; however, reviews may take much longer and completing a PMA application can require numerous clinical trials and require the filing of amendments over time. The result of these lengthy approval processes is that a new product often cannot be brought to market for a number of years after being developed. Initially, we intend to obtain 510(k) clearance from the FDA with respect to our Gynecone product. If we fail to obtain or maintain necessary government approvals of our Gynecone device during the 510(k) application process on a timely and cost-effective basis, we will be unable to market the product for our intended applications.

We intend to rely on distributors to receive pre-market approvals and cover the target market areas. Failure by one of such distributors to effectively market our product could delay or inhibit our ability to market our product in the target market.

We intend to initially rely on independent distributors and will be dependent upon the marketing efforts of, and sales by, these distributors. These distributors may also distribute competing products under certain circumstances. We intend to rely on distributors to receive pre-market approvals and cover the target market areas. Failure by one of such distributors to effectively market our product could delay or inhibit our ability to market our product in the target market. In addition, our use of distributors does not allow us to control end-market prices charged for our product and may not result in the same level of sales and marketing efforts, as would the use of a direct sales force by us. Establishing distributors or a direct sales force will require significant time, management resources and expenditures, some of which cannot be forecast. This may result in our inability to respond to changing market needs if and when required.

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

Because our sole executive officer and director does not have formal training specific to the medical device industry, there is a higher risk that our business will fail.

Mr. Mark A. McLeary, our sole executive officer and director, does not have any formal training as a urogynecologist, or in the technical aspects of management of a company specializing in the marketing and distribution of medical devices. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Although Mr. McLeary has some significant business experience, his decisions and choices may not take into account standard engineering or managerial approaches commonly used in the industry. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

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

We are seeking to obtain 510(k) clearance from the FDA to market the Gynecone device. Clearance of a 510(k) by the FDA requires that we demonstrate that the Gynecone device is substantially equivalent to other products that are already on the market. We intend to file a 510(k) application respecting our Gynecone device with the FDA in the next twelve months. The FDA or any other regulatory authority may require us to provide additional data that we do not currently anticipate in order to obtain product clearance and approvals.

If we are not able to obtain regulatory approvals for use of the Gynecone device, or if the patient populations for which it is approved are not sufficiently broad, the commercial success of this product could be limited.

We may market the Gynecone device in international markets, including Europe, India, Asia and Canada. We must obtain separate regulatory approvals in order to market our product in other jurisdictions. The approval process may differ among those jurisdictions and approval in the U.S. or in any other jurisdiction does not ensure approval in other jurisdictions. Obtaining foreign approvals could result in significant delays, difficulties and costs for us, and require additional trials and additional expense.

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

Defects in our products could subject us to potential product liability claims that our products are ineffective or caused some harm to the human body. Pursuant to our manufacturing agreement with MDMI, MDMI has obtained comprehensive general liability insurance respecting our Gynecone product in the amount of $1,000,000, naming Med-Tech as the insured under the policy. Our liability insurance may not be adequate to cover future claims. We intend to obtain additional product liability insurance once our product is commercialized. Product liability insurance is expensive and, in the future, may not be available on terms that are acceptable to us, if it is available to us at all. Plaintiffs may also advance other legal theories supporting their claims that our products or actions resulted in some harm. A successful claim brought against us in excess of our insurance coverage could result in our having to cease or curtail our plan of operation.

If patients choose to use existing more established or less expensive alternatives to our proposed products, or if effective new alternatives are developed, we could lose potential sales and the resulting decrease in revenues could cause our business to fail.

We intend to sell medical devices that provide an alternative to invasive surgical procedures. Patient acceptance of our proposed products will depend on a number of factors, including device and associated procedure costs, the success or failure of more established therapies to help the patient, the degree of invasiveness involved in the use of our products, the rate and severity of complications from the use of our products, and any adverse side effects caused by our proposed products. If patients choose to use existing more established or less expensive alternatives to our proposed products, or if effective new alternatives are developed, we could lose potential sales and the resulting decrease in revenues could cause our business to fail.

We are highly dependent on our distributors for marketing and distribution of our Gynecone device, in the event that our distributors are unable to obtain required regulatory approvals for the sale of our product we may be delayed or unable to complete sales of our product within the distributor’s targeted geographic region.

We rely on distributors such as Medisell for marketing and distribution of our Gynecone device internationally. In the event that our distributors are unable to obtain required regulatory approvals for the sale of our product we may be delayed or unable to complete sales of our product within the targeted geographic region. Our distributor’s failure to obtain regulatory approval may result in increased losses for us due to a decrease in sales of our product and we may have to curtail our plan of operation.

Our business is exposed to foreign currency fluctuations causing negative changes in exchange rates to result in greater costs.

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

Mr. Mark A. McLeary, our sole executive officer and director, controls approximately 49.5% of our issued and outstanding shares of common stock. Accordingly, in accordance with our articles of incorporation and bylaws, Mr. McLeary is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. McLeary may not be, at all times, the same as those of other shareholders. Since Mr. McLeary is not simply a passive investor but is also our sole executive, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. McLeary exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. McLeary will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of Med-Tech with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. McLeary may also have the effect of delaying, deferring or preventing a change in control of Med-Tech which may be disadvantageous to minority shareholders.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	Exclusive License Agreement between MDMI Technologies Inc. and Med-Tech Solutions, Inc. dated October 29, 2004.(1)
10.2	Manufacturing Agreement between MDMI Technologies Inc. and Med-Tech Solutions, Inc. dated January 25, 2005.(1)
10.3	Distribution Agreement between Med-Tech Solutions, Inc. and Medisell International Holdings, Inc. dated May 17, 2005.(1)
14.1	Code of Ethics(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Notes
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on January 28, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended October 31, 2005 filed with the SEC on February 10, 2006.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended April 30, 2006. We have not filed any Current Reports on Form 8-K since April 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED-TECH SOLUTIONS, INC.

Date:	June 14, 2006	By:	/s/ Mark A. McLeary
MARK A. McLEARY
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)