Form 10QSB
period 2006-07-31
MED-TECH SOLUTIONS, INC.
filed 2006-09-21
CIK 1312069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2006

[        ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________to ________

Commission File Number: 000-51574

MED-TECH SOLUTIONS, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0442163
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 2200 - 1177 West Hastings Street
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2006, the Issuer had 10,100,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended July 31, 2006 are not necessarily indicative of the results that can be expected for the year ending October 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Med-Tech” mean Med-Tech Solutions, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Med-Tech Solutions, Inc.

(a Development Stage Enterprise)

Financial Statements

(Expressed in US Dollars)

(Unaudited)

July 31, 2006

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Financial Statements
(Expressed in US Dollars)
(unaudited)

July 31, 2006

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Statement of Operations and Deficit
(Unaudited - prepared by management)
(Expressed in US Dollars)

For the period from inception on May 28, 2004 through July 31, 2006

For the	Period from inception May 28, 2004 to July 31, 2006	Three months ended July 31, 2006	Three months ended July 31, 2005	Nine months ended July 31, 2006	Nine months ended July 31, 2005

Revenue	$-	$-	$-	$-	$-

Administrative expenses
Accounting and audit	12,041	1,200	1,274	3,781	3,753
Amortization	288	41	-	123	-
Bank charges and interest	247	22	22	68	95
Consulting fees	1,845	-	-	1,245	100
Legal	77,078	13,797	-	16,535	24,039
Office and miscellaneous	7,972	205	1,987	1,357	5,353
Rent	5,000	-	-	1,200	-
Transfer agent	265	265	-	265	-
Travel	8,213	-	-	8,213	-

	112,949	15,530	3,283	32,787	33,340

Loss for the period	(112,949)	(15,530)	(3,283)	(32,787)	(33,340)

Deficit, beginning of period	-	(97,419)	(39,133)	(80,162)	(9,076)

Deficit accumulated during the development stage	$(112,949)	$(112,949)	$(42,416)	$(112,949)	$(42,416)

Loss per share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding		10,100,000	10,100,000	10,100,000	10,096,703

See accompanying notes to unaudited financial statements

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Balance Sheet
(Unaudited - prepared by management)
(Expressed in US Dollars)

As at	July 31, 2006	October 31, 2005

Assets

Current
Cash	$531	$26,553

License agreement (note 4)	7,943	8,066

	$8,474	$34,619

Liabilities

Current
Accounts payable and accrued liabilities	$15,823	$5,981
Due to Director (note 3)	600	3,800

	16,423	9,781

Commitment (note 4)

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value
100,000,000 shares authorized
10,000,000 shares outstanding	10,100	10,100

Preferred stock $0.001 par value
100,000,000 shares authorized	-	-
No shares issued

Additional paid in capital	94,900	94,900

Deficit accumulated during the development stage	(112,949)	(80,162)

	(7,949)	24,838

	$8,474	$34,619

Approved by the Sole Director:

Mark A. McLeary, Sole Director

See accompanying notes to unaudited financial statements

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Statement of Stockholders Equity
(Unaudited - prepared by management)
(Expressed in US Dollars)

For the period from inception on May 28, 2004 through July 31, 2006

	Number of shares	Par value	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total

May, 2004 issue common shares for cash	5,000,000	$5,000	$-	$-	$5,000

September, 2004 issue common shares for cash	5,000,000	5,000	45,000	-	50,000

Net loss for the period	-	-	-	(9,076)	(9,076)

Balance October 31, 2004	10,000,000	10,000	45,000	(9,076)	45,924

November, 2004 issue common shares for cash	100,000	100	49,900	-	50,000

Net loss for the year	-	-	-	(71,086)	(71,086)

Balance October 31, 2005	10,100,000	10,100	94,900	(80,162)	24,838

Net loss for the period	-	-	-	(32,787)	(32,787)

Balance July 31, 2006	10,100,000	$10,100	$94,900	$(112,949)	$(7,949)

See accompanying notes to unaudited financial statements

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Statement of Cash Flows
(Unaudited - prepared by management)
(Expressed in US Dollars)

For the period from inception on May 28, 2004 through July 31, 2006

For the	Period from inception May 28, 2004 to July 31, 2006	Three months ended July 31, 2006	Three months ended July 31, 2005	Nine months ended July 31, 2006	Nine months ended July 31, 2005
Cash provided by (used for)

Operating activities
Loss for the period	$(112,949)	$(15,530)	$(3,283)	$(32,787)	$(33,340)
Item not affecting cash
Amortization of license agreement	288	41	-	123	-
Change in non-cash working capital items:
Prepaid expenses	-	-	-	-	8,779
Accounts payable and accrued liabilities	15,823	14,823	-	9,842	-

	(96,838)	(666)	(3,283)	(22,822)	(24,561)

Financing activities
Advance from shareholder	600	-	-	(3,200)	(465)
Issuance of share capital	105,000	-	-	-	50,000

	105,600	-	-	(3,200)	49,535

Investing activity
Acquisition of license agreement	(8,231)	-	-	-	-

Increase (decrease) in cash for the period	531	(666)	(3,283)	(26,022)	24,974

Cash, beginning of period	-	1,197	56,285	26,553	31,311

Cash, end of period	$531	$531	$56,285	$531	$56,285

Supplemental cash flow information

Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

See accompanying notes to unaudited financial statements

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Notes to the Financial Statements
(Unaudited - prepared by management)
(Expressed in US Dollars)

July 31, 2006

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

See accompanying notes to unaudited financial statements

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Notes to the Financial Statements
(Unaudited - prepared by management)
(Expressed in US Dollars)

July 31, 2006

2. Significant Accounting Policies (continued)

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

g)	Licence agreement

The licence agreement has been recorded at cost, and will be amortized straight-line over the estimated useful life, estimated to be equal to the legal life of 50 years, at such time as operations commence.

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

See accompanying notes to unaudited financial statements

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Notes to the Financial Statements
(Unaudited - prepared by management)
(Expressed in US Dollars)

July 31, 2006

2. Significant Accounting Policies (continued)

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

a)
During fiscal 2004, the President and Sole Director of the Company paid expenses on behalf of the Company. This advance was repaid during fiscal 2005. Since inception the President and Sole Director of the Company has invoiced the Company for rent in the amount of $5,000 ($4,400 paid). The balance is non-interest bearing, unsecured and due on demand. Subsequent to July 31 2006 the President advanced an additional loan of $10,000, on the same terms.

b)	During fiscal 2004 the President and Sole Director of the Company purchased 5,000,000 common shares from treasury for cash of $5,000.

See accompanying notes to unaudited financial statements

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)

Notes to the Financial Statements
(Unaudited - prepared by management)
(Expressed in US Dollars)

July 31, 2006

4.	License Agreement

During the period the Company acquired an exclusive license to manufacture and distribute particular products from an arms-length private company. The initial term of the license is 50 years and consideration for the license was CDN$10,000 (US$8,231) (paid), and upon sale of product or the technology the Company is required to pay a royalty to the licensor equal to 5% of gross profits, this royalty to be paid on a quarterly basis.

The Company has the option to renew the license for an additional period of 50 years, by written notice prior to expiry of the initial term, and an additional payment of CDN$10,000.

5.	Subsequent Events

a)
On August 25, 2006, the company filed a definitive Information Statement with the SEC on Schedule 14(c), giving notice that the following actions will be taken pursuant to a written consent of stockholders holding a majority of the outstanding capital stock of the Company dated June 23, 2006, in lieu of a special meeting of the stockholders. Such action will be taken on or about September 18, 2006:

(i)	Amending the Company's Articles of Incorporation to increase the authorized number of common stock from 100,000,000 shares to 500,000,000 shares; and
(ii)	Authorizing the Company to conduct a 10-for-1 forward stock split of all of its issued and outstanding common stock.

b)
On August 29, 2006, the company entered into a Heads of Agreement (a/k/a Letter of Intent) (the “Letter of Intent”), with En Fuels Limited, a company formed under the laws of England and Wales (“En Fuels”), for the proposed acquisition by the Company of En Fuels, in two successive stages. Pursuant to the Letter of Intent, En Fuels has agreed to offer the company the right to acquire common shares of En Fuels equal to an initial interest in, or contract notes or options to acquire 18% interest in En Fuels, or a corresponding interest if En Fuels restructures its share capital, in consideration of the company providing initial financing to En Fuels in the amount of $3,000,000 (the “Initial Funding”). Furthermore, pursuant to the Letter of Intent, the company acquired the right or option to acquire the remaining share capital of En Fuels (the “Transaction”) subject to, among other conditions, the company successfully raising an additional amount of approximately $33,666,666 (the “Financing Package”) in subsequent financing. It is the intention of the parties that the Transaction shall occur no later than 3 months after the release of the Initial Funding.

The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, as well as to the completion of full legal and financial due diligence, including the determination of the valuation of En Fuels, the company successfully raising the Financing Package, compliance with US and EU securities, corporate and other applicable laws, completion within the contemplated timeframe, subject to the parties mutual agreement to extend such, satisfaction of conditions precedent set forth in Attachment A to the Letter of Intent, a copy of which was attached as Exhibit 10.1 to our Current Report filed with the Securities and Exchange Commission (the “SEC”) on Form 8-K on August 30, 2006, and the completion and delivery of audited financial statements of En Fuels.

See accompanying notes to unaudited financial statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

4. On August 25, 2006, we filed a definitive Information Statement with the SEC on Schedule 14(c), giving notice that the following actions will be taken pursuant to a written consent of stockholders holding a majority of the outstanding capital stock of the Company dated June 23, 2006, in lieu of a special meeting of the stockholders. Such action will be taken on or about September 18, 2006:

(i) Amending the Company's Articles of Incorporation to increase the authorized number of common stock from 100,000,000 shares to 500,000,000 shares; and

  (ii) Authorizing the Company to conduct a 10-for-1 forward stock split of all of its issued and outstanding common stock.

For more information, see the definitive Information Statement we filed with the SEC on Schedule 14(c) on August 25, 2006.

5. On August 29, 2006, we entered into a Heads of Agreement (a/k/a Letter of Intent) (the “Letter of Intent”), with En Fuels Limited, a company formed under the laws of England and Wales (“En Fuels”), for the proposed acquisition by the Company of En Fuels, in two successive stages. Pursuant to the Letter of Intent, En Fuels has agreed to offer us the right to acquire common shares of En Fuels equal to an initial interest in, or contract notes or options to acquire 18% interest in En Fuels, or a corresponding interest if En Fuels restructures its share capital, in consideration of us providing initial financing to En Fuels in the amount of $3,200,000 (the “Initial Funding”). Furthermore, pursuant to the Letter of Intent, we acquired the right or option to acquire the remaining share capital of En Fuels (the “Transaction”) subject to, among other conditions, us successfully raising approximately an additional amount of $33,666,666 (the “Financing Package”) in subsequent financing. It is the intention of the parties that the Transaction shall occur no later than 3 months after the release of the Initial Funding.

The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, as well as to the completion of full legal and financial due diligence, including the determination of the valuation of En Fuels, us successfully raising the Financing Package, compliance with US and EU securities, corporate and other applicable laws, completion within the contemplated timeframe, subject to the parties mutual agreement to extend such, satisfaction of conditions precedent set forth in Attachment A to the Letter of Intent, a copy of which was attached as Exhibit 10.1 to our Current Report filed with the Securities and Exchange Commission (the “SEC”) on Form 8-K on August 30, 2006, and the completion and delivery of audited financial statements of En Fuels.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operation for the nine months ended July 31, 2006 and changes in our financial condition from our year ended October 31, 2005. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended October 31, 2005.

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

We have received 1,000 sample units of our Gynecone device which we have used for marketing and distribution as commercial grade medical devices to international distributors. Our distributors are expected to obtain all required regulatory approvals to market the Gynecone device to Philippine pharmacies and independent physicians as a commercial product. We intend to supply the labeled and packaged finished device, plus all necessary technical bulletins and training documentation. Our Gynecone device is ready to market in the Philippines. We have sent 250 of our sample units to Medisell at no cost for marketing and promotional purposes.

Although there can be no assurance, we continue to search for further distribution channels and opportunities for our Gynecone device.

Cash Requirements

The table below highlights our cash requirements over the next twelve months:

MILESTONES AND OBJECTIVES	Anticipated Costs	Target Date For Completion
International Market Entry > Full product release to identified international markets in Asia. > Initial clinical evaluation. > 510(k) filed in the United States. > Complete clinical trials as required.	$10,000	December 2006
TOTAL	$10,000	12 Months

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over the Next Twelve Months
Professional Fees (1)	$15,000
Legal Fees	$60,000
Office Expenses	$5,000
Travel Expenses (2)	$3,000
TOTAL	$83,000

(1)	Includes accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”).

(2)	Includes travel expenses related to the negotiation of international distribution and marketing agreements.

We have cash in the amount of $531 and working capital deficit of $8,392 as of July 31, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $93,000, the majority of which is due to the development of our Gynecone device and general, legal, accounting and administrative expenses associated with our reporting requirements under the Exchange Act.

If we are successful in raising an initial financing in the amount of $3,200,000 (the “Initial Funding”), which pursuant to the Letter of Intent, we have agreed to invest in En Fuels in consideration of us obtaining the right to acquire common shares of En Fuels equal to an initial interest in, or contract notes or options to acquire 18% interest in En Fuels, or a corresponding interest if En Fuels restructures its share capital, our working capital and total expenditure requirements will change.

Furthermore, pursuant to the Letter of Intent, if we exercise the right or option to acquire the remaining share capital of En Fuels (the “Transaction”) subject to, among other conditions, us successfully raising approximately an additional amount of $33,666,666 (the “Financing Package”) in subsequent financing, our working capital and total expenditure requirements might drastically change. The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, as well as to the completion of full legal and financial due diligence, including the determination of the valuation of En Fuels, us successfully raising the Financing Package, compliance with US and EU securities, corporate and other applicable laws, completion within the contemplated timeframe, subject to the parties mutual agreement to extend such, satisfaction of conditions precedent set forth in Attachment A to the Letter of Intent, a copy of which was attached as Exhibit 10.1 to our Current Report filed with the Securities and Exchange Commission (the “SEC”) on Form 8-K on August 30, 2006, and the completion and delivery of audited financial statements of En Fuels.

Since our inception on May 28, 2004, we have raised $105,600 in equity financing. We presently do not have sufficient funds to pursue our plan of operation for the next twelve months. If we are not able to generate any revenues from sales of our Gynecone device, we will require additional financing for operational expenses. Therefore, during the next twelve months, although there can be no assurance, we will be seeking the additional funds via equity financing, private placements, or loans from our directors or shareholders. Currently, we do not have arrangements for additional funds. See “Future Financings”, below.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Three Months ended July 31			Nine Months ended July 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	23,030	3,283	601.49%	39,787	33,340	(19.33)%
Net Income (Loss)	(23,030)	(3,283)	601.49%	(39,787)	(33,340)	(19.33)%
Loss Per Share (fully diluted)	$(0.00)	$(0.00)	n/a	$(0.00)	$(0.00)	n/a

Revenue

We did not earn any revenues during the quarter ended July 31, 2006. We do not anticipate earning revenues until such time as we complete the initial marketing, promotion and development of our Gynecone device. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales or licensing of our product or that the revenues generated will exceed the operating costs of our business.

Expenses

Our operating expenses for the nine months ended July 31, 2006 consisted of the following:

	Three Months ended July 31			Nine Months ended July 31
			Percentage			Percentage
	2006	2005	Inc. / (Dec.)	2006	2005	Inc. / (Dec.)
Accounting and Audit	$1,200	$1,274	(5.81%)	$3,781	$3,753	0.75%
Amortization of License
Agreement	41	--	n/a	123	--	n/a
Bank Charges and Interest	22	22	0%	68	95	(28.42%)
Consulting Fees	--	--	n/a	1,245	100	1,145%
Legal	13,767	--	n/a	16,535	24,039	(62.42%)
Office and Miscellaneous	205	1,987	(89.68%)	1,357	5,353	(74.65%)
Rent	--	--	n/a	1,200	--	n/a
Transfer Agent	265	--	n/a	265	--	n/a
Travel	--	--	n/a	8,213	--	n/a
Total Expenses	$15,530	$3,283	(601.49%)	$32,787	$33,340	(19.33%)

Our operating expenses for the nine months ended July 31, 2006 were reduced by 24.15% as compared to the comparative period in 2005 primarily as a result of reduced legal fees slightly offset by an increase in consulting fees. We anticipate our operating expenses will increase as we continue to undertake our plan of operation. The increase is expected to be attributable to our continuing development and promotion of Gynecone and as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a net loss in the amount of $105,449 for the period from inception to July 31, 2006. Our loss was entirely attributable to the development of our Gynecone device and the expenses relating to such development and our Quarterly and Annual Reports under the Exchange Act. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At July 31, 2006	At October 31, 2005	Percentage Increase / (Decrease)
Current Assets	$531	$26,553	(98.0)%
Current Liabilities	16,423	9,781	(8.77)%
Working Capital (Deficit)	$(15,892)	$16,772	(5.25)%

Cash Flows
	Nine Months Ended	Nine Months Ended
	July 31, 2006	July 31, 2005
Cash Flows used in Operating Activities	$(22,822)	$(24,561)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	(3,200)	49,535
Net Decrease in Cash During Period	$(26,022)	$24,794

We have cash in the amount of $531 and working capital deficit of $8,392 as of July 31, 2006 compared to cash in the amount of $56,285 as of July 31, 2005. The decrease in our current cash amounts and corresponding decrease in working capital deficit is primarily due to our inability to obtain additional financing and our continuing operating expenses. Our total expenditures over the next twelve months are anticipated to be approximately $93,000, the majority of which is due to the development and marketing of our Gynecone device and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act.

Future Financings

From inception to July 31, 2006, we have suffered cumulative losses in the amount of $105,449. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period. Depending on the success of our initial marketing efforts, we estimate that, after the initial twelve month period, if we are not able to generate any revenues from sales of our Gynecone device, we will require a further $93,000 over the next 12 months to carry out our plan of operation including implementing an advertising campaign and to establish and enhance connections with potential candidates for distribution agreements. If we are not able to generate any revenues from sales of our Gynecone device, we will require additional financing for operational expenses. Therefore, during the next 12 months, we are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders.

We anticipate that additional funding, if required, will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional expenditures. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until we generate revenues from our business operations. We are currently exploring all possible avenues to obtain future equity financing, but we cannot predict as to whether we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

License Agreement

The licence agreement has been recorded at cost, and will be amortized straight-line over the estimated useful life, estimated to be equal to the legal life of 50 years, at such time as operations commence.

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

RISKS FACTORS

Risks related to our business

We have yet to attain profitable operations and because we will need additional financing to fund the development of our Gynecone device, our auditors believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred an accumulated net loss of $105,449 for the period from May 28, 2004 (inception) to July 31, 2006 and have no revenues to date. Our future is dependent upon future profitable operations from the development of our Gynecone device. We have cash in the amount of $531 and working capital deficit of $8,392 as of July 31, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $93,000, the majority of which is due to the development and marketing of our Gynecone device and general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period. If we are not able to generate any revenues from sales of our Gynecone device, we will require additional financing for operational expenses, and further marketing and development work on our Gynecone device. We are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have arrangements for additional funds.

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

The status of MDMI Technologies Inc.’s investigation currently being conducted by the British Columbia Securities Commission may significantly impact our results of operations.

The British Columbia Securities Commission (“BC Commission”) issued to MDMI Technologies Inc. (“MDMI”) an Investigation Order (the “Investigation Order”) on February 28, 2005 and a Cease Trade Order (the “Trade Order”; the Trader Order and Investigation Order shall be collectively referred to as the “Orders”) on June 15, 2005, on MDMI’s privately traded securities. We believe that the Orders were issued as a result of MDMI’s failure to file a Report of Exempt Distribution and possibly various other reports with the BC Commission. We further believe that if MDMI fails to resolve the issues with respect to the Orders, and until the BC Commission revokes the Orders, our results and operations may be significantly impacted as a result of us having an exclusive license agreement with MDMI pursuant to which we acquired the exclusive worldwide license, right and permission to manufacture, market, and distribute a medical pessary device for the treatment of urinary incontinence called the “Gynecone”, and a manufacturing agreement with MDMI under the terms of which we agreed for an indefinite term to purchase products developed by MDMI according to our specifications at a price of $10 per urinary incontinence apparatus unit produced. As described in our Recent Corporation Developments section and “Plan of Operations” section, our current plan of operation is to develop and market the Gynecone device and secure agreements and/or working relationships with potential distributors of the Gynecone device. If aforementioned results in a serious constraint on MDMI’s ability to finance their business and operations and impair their ability to continue as a going concern, our ability plan of operation will be impaired and our results of operations and our financial position will be significantly impacted, and we maybe forced to cease our operations.

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

We will also be required to obtain additional approvals in the event we significantly modify the design of an approved product or the product’s labeling or manufacturing process. Modifications of this type are common with new products, and we anticipate that the first generation of our product will undergo a number of changes, refinements and improvements over time.

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

Even with the requisite approval, the commercial success of our proposed product will depend in part on public acceptance. Public attitudes may be influenced by claims that our proposed products are unsafe, and such products may not gain the acceptance of the public or the medical community. Negative public reaction could result in greater governmental regulation, stricter clinical trial oversight or commercial product labeling requirements of pessary devices and could negatively affect demand for any products that we may develop.

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

Risks related to our common stock

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

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management consisting of our sole executive who is our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 25, 2006, we filed a definitive Information Statement with the SEC on Schedule 14(c), giving notice that the following actions will be taken pursuant to a written consent of stockholders holding a 50.5% or majority of the outstanding capital stock of the Company dated June 23, 2006, in lieu of a special meeting of the stockholders. Such action will be taken on or about September 18, 2006:

(i) To amend the Company's Articles of Incorporation to increase the authorized number of common stock from 100,000,000 shares to 500,000,000 shares (the text of the Articles of Incorporation, of Med-Tech Solutions, Inc. is attached hereto as Exhibit A).

      (ii) To authorize the Company to conduct a 10-for-1 forward stock split of all of its issued and outstanding common stock.

For more information, see the definitive Information Statement we filed with the SEC on Schedule 14(c) filed on August 25, 2006.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
4.1	Form of Share Certificate. (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Notes
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on January 28, 2005, as amended.

REPORTS ON FORM 8-K

We filed a Current Report with the SEC on Form 8-K on August 30, 2006, during the fiscal quarter ended July 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED-TECH SOLUTIONS, INC.

Date: September 21, 2006	By:	/s/ Mark A. McLeary
MARK A. McLEARY
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)