Form 10KSB
period 2006-10-31
MED-TECH SOLUTIONS, INC.
filed 2007-02-13
CIK 1312069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended October 31, 2006

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

(604) 688-7526
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:
Title of Each Class	Name of each exchange on which registered
Common Stock, $.001 par value	Over The Counter Bulletin Board

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to $0.04 (post split) as the price at which the common equity was last sold by the issuer is: $2,004,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 31, 2006, the Issuer had 101,000,000 (post-split) Shares of Common Stock outstanding.

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

Organizational History

We were incorporated on May 28, 2004 under the laws of the State of Nevada. Our principal offices are located at Suite 2200 - 1177 West Hastings Street, Vancouver, British Columbia, Canada. Our telephone number is (604) 688-7526.

Recent Developments

Increase in Authorized Capital and Forward Split

On October 17, 2006, we filed a Certificate of Amendment to our Articles of Incorporation, as amended, (the “Amendment”) with the Secretary of State of the State of Nevada that was effective as of October 27, 2006. The Amendment was filed to increase our authorized common stock from 100,000,000 shares to 500,000,000 shares. In addition, we filed the Amendment to effect a forward split of our shares of common stock issued and outstanding as of the close of business on October 26, 2006 (the “Split Date”), whereby we issued for every 1 share of common stock issued and outstanding as of the close of business on the Split Date, 9 additional shares of common stock. As a result, the issued and outstanding shares of our common stock increased from 10,100,000 prior to the forward split to 101,000,000 following the forward split.

Change in Our Certifying Accountant.

On November 10, 2006, we were notified by MacKay LLP (“MacKay”), our then independent accountants, that effective as of September 21, 2006, MacKay declined to stand for re-appointment as the Company’s independent accountants for the 2006 fiscal year. On November 14, 2006, we engaged Russell Bedford Stefanou Mirchandani LLP as our new independent accountants effective as of equal date.

Heads of Agreement with En Fuels Limited

On August 29, 2006, we entered into a Heads of Agreement (a/k/a Letter of Intent) (the “Letter of Intent”), with En Fuels Limited, a company formed under the laws of England and Wales (“En Fuels”), for our proposed acquisition of En Fuels, in two successive stages. Pursuant to the Letter of Intent, En Fuels had agreed to offer us the right to acquire common shares of En Fuels equal to an initial interest in, or contract notes or options to acquire 18% interest in En Fuels, or a corresponding interest if En Fuels restructures its share capital, in consideration of us providing initial financing to En Fuels in the amount of $3,200,000 (the “Initial Funding”). Furthermore, pursuant to the Letter of Intent, we had acquired the right or option to acquire the remaining share capital of En Fuels (the “Transaction”) subject to, among other conditions, us successfully raising approximately an additional amount of $33,666,666 (the “Financing Package”) in subsequent financing.

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

As of December 31, 2006, we have made a determination that the transaction contemplated by the Letter of Intent is not expected to be completed, that we will not be able to raise the Initial Funding, that we will not acquire the right or option to acquire the remaining share capital of En Fuels (as further described above), and that our company and En Fuels will not be entering into a definitive acquisition agreement. Currently, we do not have any arrangements for negotiation of this or any other transaction.

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

We have developed 1,000 units of our Gynecone device which we intend to use for marketing and sale as commercial grade medical devices to international distributors. Our distributors are expected to obtain all required regulatory approvals to market the Gynecone device to Philippine pharmacies and independent physicians as a commercial product. We intend to supply the labeled and packaged finished device, plus all necessary technical bulletins and training documentation. See “Philippine Market” and “Government Regulation” below. We also believe that our Gynecone device is ready to market in the Philippines.

We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales of our products or that the revenues generated will exceed the operating costs.

License Agreements/ Manufacturing Agreements/ Distribution Agreements

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

On February 28, 2005, the British Columbia Securities Commission (“BC Commission”) issued to MDMI an Investigation Order (the “Investigation Order”) and a Cease Trade Order (the “Trade Order”; the Trade Order and Investigation Order shall be collectively referred to as the “Orders”) on June 15, 2005, on MDMI’s privately traded securities. We believe that the Orders were issued as a result of MDMI’s failure to file a Report of Exempt Distribution and possibly various other reports with the BC Commission. We further believe that if MDMI fails to resolve the issues with respect to the Orders, and until the BC Commission revokes the Orders, our results and operations may be significantly impacted as a result of us having an exclusive license agreement and a distribution agreement with MDMI. As described above and “Plan of Operations” section, our current plan of operation is to develop and market the Gynecone device and secure agreements and/or working relationships with potential distributors of the Gynecone device. If the Orders result in a serious constraint on MDMI’s ability to finance their business and operations and impair their ability to continue as a going concern, our ability plan of operation will be impaired and our results of operations and our financial position will be significantly impacted, and we maybe forced to cease our operations as a result.

Medisell Distributor Agreement

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

Pursuant to our distribution agreement with Medisell, Medisell was to purchase 333 units of our Gynecone device by October, 2005 at a price of $25 per unit. Medisell failed to complete the purchase by October of 2005; however, we expect to receive Medisell’s payment for the units during our second quarter of 2007 and are continuing to negotiate an extension to the purchase of the units. During the year ended October 31, 2006 we delivered 250 sample Gynecone units to Medisell at no cost for marketing purposes within the Philippines

The Gynecone

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

We intend to implement a marketing strategy by focusing on four categories of customer. Each selected geographical area, consisting of our target markets in Asia, India, the European Union and North America, will have all four categories and a top priority will be to identify and market to each category. The four categories are:

1.	Independents - Physicians who are technologically sophisticated and who form their own opinions on products;

2.
Opinion Leaders - Physicians who are technologically sophisticated, willing to experiment with new products or procedures, fickle in their allegiances but often allied with specific companies, and influential;

3.	Followers - Physicians who conservatively follow the recommendations of the opinion leaders; and

4.	Loyalists - Physicians who will continually use our products due to the product’s merits.

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

The main competitors for vaginal cones are marketed under several brand names including: Femina Cone (Urohealth Systems, Inc.), FemTone (CancaTec), Innerflex Inc., and Kegal Exercise Kones (Milex Products Inc.). These products are available to the consumer through a physician. These products range in price from $60 per unit to $157 for a six-pack (six unit) of disposable vaginal cones and do not include doctor’s consultation and therapy fees. Their method of use is similar to Gynecone, and the differences among them include the number of cones per kit, shape of cones, and material composition. Our Gynecone device is intended to be reusable and therefore more cost-effective than the disposable vaginal cones. Some of these products are reimbursed through specialized urological clinics. Currently, no vaginal cones are marketed at retail stores and purchase is strictly channeled through physicians and private distributors.

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

Drawbacks/Benefits of Currently Available Technologies

The following lists what we believe are the drawbacks and benefits of current medical treatments for urinary incontinence:

BehavioralTherapy: Offered as a choice to patients who are motivated to put in the time and effort and wish to avoid a more invasive procedure.

Benefits:
•	Increases the patient’s awareness of the lower urinary tract and environment and can enhance her control of pelvic muscular function.
•	It is non-invasive, generally free of side effects and does not limit future options.

Drawbacks:
•	Time consuming, requires compliance and continued practice.
•	Some patients become dry while many experience a worthwhile reduction of incontinence.
•	Mostly only highly motivated individuals are benefited.

Pelvic Muscle Exercises (with vaginal cones)

Benefits:
•	Strengthen the voluntary periurethal and pelvic floor muscles with increased closing force on the urethra.
•	Patients with mild symptoms may sustain the greatest improvement.
•	No side effects and risks of pelvic muscle exercises, therefore, often recommended prior to surgery.

Drawbacks:
•	Requires time commitment and privacy, which limits their incorporation into activities of daily living.
•	Patients with more severe symptoms may require medication and/or surgical treatment.
•	Continued exercise is required for continued benefit.

Surgery: Mostly advocated for the treatment of Stress Incontinence.

Benefits:
•	Likely the most effective cure for Stress Incontinence.
•	Success rate ranges from 40 - 90% depending on the surgery procedure used (as depended on the surgeon’s preference for a single technique in which the surgeon has experience and confidence).

Drawbacks:
•	Expensive, involves hospitalization and extensive recovery time.
•	Scarring from the operation may reduce the mobility and capacity of the vagina.
•	Complications may arise in some cases, which include failure to cure incontinence, nerve injuries, bleeding problems.

•	Subsequent operations for incontinence may, therefore, be more difficult to do, with the probability of failure rising.

Pharmaceuticals (Medications)

Benefits:
•	Mild to moderate Stress Incontinence may be improved by stimulating the alpha-receptors in the smooth musculature of the proximal urethra and the bladder neck.

•	May lead to clinical benefits but no drugs now available have a specific effect on the bladder or the urethra.

Drawbacks:
•	side effects such as a rise in blood pressure, respiratory problems, dizziness, tachycardia, excitation and insomnia due to stimulation of the sympathetic nervous system.

•	Tends to be expensive.

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

One basis of competition is in our bio-medical engineering. We believe the Gynecone offers a more effective clinical and economic alternative to other methods of surgical interventions which require general anesthetics and radical surgical interventions. Gynecone is expected to enable the behavioral modification to be performed by a minimally trained user and therefore, more beneficial to the patient and less costly to the health care system because it can be introduced on an outpatient basis.

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

In the Philippines, all foreign medical devices are required to undergo a registration procedure, prescribed by the Bureau of Food & Drug Administration (BFAD) under the Department of Health of the Philippines, which is the primary regulatory authority. The BFAD requirements for registration of medical grade commercial products include:

•	A letter of application from the manufacturer or trader or distributor;
•	A valid license to operate (to be procured by the local representative agent in the case of a foreign manufacturer);

•	A governmental certificate of product clearance and free sale (or registration) for the product from its country of origin;

•	A governmental certificate attesting to the status of manufacturer, including the competency and reliability of its personnel and facilities;

•	A certificate of agreement between the manufacturer and local Philippines distributor/importer regarding the product involved;

•	The product's suggested retail price;
•	A list of amounts and technical specifications of all raw materials of which the product is comprised;
•	A brief description of the methods used, the facilities and control in the manufacture, processing and packaging of the product;

•	Complete quality control procedures for the finished product;
•	Technical specifications and physical description of the finished product;
•	Unattached labels or proposed labels and other labeling materials to be used for the product in the Philippines; and

•	A representative sample or commercial presentation of the product as marketed in the Philippines.

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

Employees

We have no employees and engage the services of 0 consultants as of October 31, 2006. We conduct our business largely through agreements with arms-length third parties. We do not intend to hire any employees over the next twelve months.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation. We expect to expend $25,000 on research and development of our Gynecone device over the next twelve months.

Subsidiaries

We have no subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2.                DESCRIPTION OF PROPERTY.

We currently do not own any physical property or own or lease any real property. We rent approximately 200 square feet of office space located at Suite 2200-1177 West Hastings Street Vancouver, BC, V6E 2K3, Canada at an approximate cost of $200. This Rental is an a month-to-month basis with no formal agreements.

Our month-to-month rental arrangements will allow us flexibility in moving if we employ more personnel, however, we believe these facilities are adequate in size to handle all of our current operations for the foreseeable future.

ITEM 3.                LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. We do not believe that there are any proceedings to which any director, officer, or affiliate of our company, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate of our company, or security holder is a party adverse to our company or has a material interest adverse to our company.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 25, 2006, we filed a definitive Information Statement with the SEC on Schedule 14(c), giving notice that the following actions will be taken pursuant to a written consent of stockholders holding a 50.5% or majority of the outstanding capital stock of the Company dated June 23, 2006, in lieu of a special meeting of the stockholders, and further that such action will be taken on or about September 18, 2006:

(1) To amend the Company's Articles of Incorporation to increase the authorized number of common stock from 100,000,000 shares to 500,000,000 shares (the text of the Articles of Incorporation, of Med-Tech Solutions, Inc. is attached hereto as Exhibit A); and

(2) To authorize the Company to conduct a 10-for-1 forward stock split of all of its issued and outstanding common stock.

On October 17, 2006, we filed a Certificate of Amendment to our Articles of Incorporation, as amended, (the “Amendment”) with the Secretary of State of the State of Nevada to effect the above two actions, effective as of October 27, 2006.

PART II

Item 5.                Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's common stock has been listed on the OTC Bulletin Board under the symbol MDTU.OB since May 5, 2006. Currently, there is no established trading activity for our common stock. We hope to develop in the future an active trading market in our common stock; however there are no assurances that an active trading market for our common stock will materialize.

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

Holders

As of October 31, 2006, we had sixty one (61) registered stockholders.

Dividends

We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. For Example, Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

Securities Authorized For Issuance Under Equity Compensation Plans.

As of October 31, 2006, our Board of Directors has not adopted an equity compensation plan under which we would be authorized to issue our common stock, rights and/or stock options.

Recent Sales of Unregistered Securities

On November 9, 2004, we sold to certain purchasers (“Purchasers #1”) 1,000,000 (post-split) shares of our common stock at a price of $0.50 per share resulting in gross proceeds of $50,000 in an offering that was exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “1933 Act”).

On September 15, 2004, we sold to certain purchasers (“Purchasers #2”; Purchasers #2 and Purchasers #1 shall collectively be referred to as the “Purchasers”) 50,000,000 (post-split) shares of our common stock at a price of $0.01 per share resulting in gross proceeds of $50,000 in an offering that was exempt from registration under Regulation S promulgated under the 1933 Act.

We registered the resale of 51,000,000 (post-split) shares of our common stock (the “Shares”) offered by the Purchasers pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No. 333-122352), effective at 12:00 pm (Eastern) on October 17, 2005 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. The Offering will terminate nine months after the Effective Date. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale. We have expended $12,300 on the costs of the Offering.

Item 6.                Management's Discussion and Analysis or Plan of Operation.

RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial may also impair the Company’s business operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected, the value of the Company common stock could decline, and you may lose all or part of your investment.

Risks Related To Our Financial Results

We have a limited operating history and have yet to attain profitable operations and because we will need additional financing to fund the development of our Gynecone device, our auditors believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred an accumulated net loss of $130,188 for the period from May 28, 2004 (inception) to October 31, 2006 and have no revenues to date. Our future is dependent upon future profitable operations from the development of our Gynecone device. We had cash in the amount of $3,111 and working capital deficit of $33,089 as of October 31, 2006. The development and marketing of our Gynecone device as well as general, legal, accounting and administrative expenses associated with our company being a reporting issuer under the Exchange Act, is expected to require from us total expenditures over the next twelve months in an approximate amount of $130,000. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period. If we are not able to generate any revenues from sales of our Gynecone device, we will require additional financing for operational expenses, and further marketing and development work on our Gynecone device. We are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. We do not currently have any commitments for such financing and there is no assurance that we will be successful in obtaining such funds. If we cannot obtain additional financing, we will have to significantly curtail our acquisition plans and possibly our operations.

Our financial statements included in this Annual Report filed for the fiscal year ended October 31, 2006, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the fiscal year ended October 31, 2006. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our business may fail. We have not yet completed the development, including obtaining regulatory approvals, of Gynecone, and have not generated revenues from the sale of products. Even if we succeed in developing and commercializing our product, we expect to incur substantial losses for the foreseeable future. If we do not receive additional financing, if and when required, to continue our operations then we may be forced to cease or curtail our operations.

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
To date, our sources of cash have been primarily limited to the sale of equity securities and loans from our sole officer. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, when required, or on acceptable terms, it may have to significantly delay, scale back or discontinue our products and services.

These factors make it impossible to reliably predict our future growth and operating results and could delay or inhibit our ability to obtain bank, debt or equity financing.

Risks Related To Our Business

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

We believe that our continued success depends to a significant extent upon the efforts and abilities of Mark A. McLeary, our sole executive officer and director. Mr. McLeary has been a certified financial planner since 1995 and a chartered financial planner since 1993. He has worked in the financial planning industry for over 13 years with an emphasis on investment and tax planning. We believe that the loss of Mr. McLeary’s business and management experience could hinder our ability to pursue our stated plan of operation and obtain debt or equity financing, if and when required.

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

In addition, others may claim in the future that we have infringed our past, current or future technologies. We expect that participants in our markets increasingly will be subject to infringement claims as the number of competitors grows. Any claim like this, whether meritorious or not, could be time-consuming, and result in costly litigation and possibly result in agreements covering intellectual property secrets and technologies. These agreements might not be available on acceptable terms or at all. As a result, any claim like this could harm our business.

We regard the protection of our copyrights, service marks, trademarks, and trade secrets as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. When applicable, we will enter into confidentiality and invention assignment agreements with employees and contractors, and nondisclosure agreements with parties we conduct business with in order to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We intend to pursue the registration of trademarks and service marks in the U.S. and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available.

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

We will need to increase the size of our organization, and may experience difficulties in managing growth.

We are a small company with no employees as of October 31, 2006. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

Risks Related To Our Common Stock

As of December 31, 2006, there has not been an active trading market for our common stock. Failure to develop and/or maintain a trading market could negatively affect the value of our shares and make it difficult or impossible for shareholders to sell their shares.

On May 5, 2006, our common stock commenced trading on the Over The Counter Bulletin Board (“OTCBB”) under the symbol "MDTU.OB" To date there is no active trading market in our common stock on the OTCBB. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for our shareholders to sell their shares or recover any part of their investment in us. If we are successful in developing and establishing a trading market for our common stock, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently no active trading market for our common stock and a market may never develop. As of the date of this Annual Report, our common stock is listed on the OTC Bulletin Board. However, a public market may never materialize. If a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

The market price of our common stock may be adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

    ཉ࿠  the Company’s ability to execute our business plan;
    ཉ࿠  operating results below expectations;
    ཉ࿠  loss of any strategic relationship;
    ཉ࿠  industry developments;
    ཉ࿠  economic and other external factors; and
    ཉ࿠  period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock may be deemed penny stock with a limited trading market.

Our common stock is currently listed for trading on the Over-The-Counter Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in obtaining future financing. Further, the Company’s securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of the 1934, as amended, or Exchange Act. The penny stock rules apply to Non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have a tangible net worth less then $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitable inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that the Company remains subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for the Company’s securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded on the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant new events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue up to 500,000,000 shares of common stock, $0.001 par value per share, and up to 100,000,000 shares of preferred stock, $0.001 par value per share, of which as of December 31, 2006, 101,000,000 shares of common stock and no shares of preferred stock were issued and outstanding. Therefore, we are left with 399,000,000 authorized shares that remain unissued. These shares may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If we are successful in establishing a trading market for our common stock, and if our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We may need additional capital that could dilute the ownership interest of investors.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by our management, may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

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

PHASE I - CORPORATION START-UP
➢  R&D activities related to development of Gynecone technology, including development of bench-top prototypes.
➢ Develop suitable packaging for the Gynecone device.
➢ Finalize distribution agreements in the Philippines.
	N/a	Completed

PHASE II - DEVELOPMENT OF MANUFACTURED PROTOTYPES AND MARKETING ➢ Select sites for limited release of commercialized product (Asia, India). ➢ Refinement of working prototypes through distributor and patient feedback. ➢ Development and execution of marketing plan aimed at specified markets. ➢ Initial marketing in Philippines to test-market the Gynecone device and generate sales leads and patient feedback. ➢ Protection of intellectual property rights (including patent application and trademark registration).	$20,000	September 2007

Milestones And Objectives	Anticipated Costs	Target Date For Completion

PHASE III - INTERNATIONAL MARKET ENTRY ➢ Full product release to identified international markets in Asia. ➢ Initial clinical evaluation. ➢ 510(k) filed in the United States. ➢ Complete clinical trials as required.	$20,000	April 2008

TOTAL	$40,000	12 Months

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next Twelve Months
Professional Fees (1)	$80,000 (1)
Office Expenses	$5,000
Travel Expenses (2)	$5,000
TOTAL	$90,000

(1)	Includes legal and accounting expenses associated with this statement and as a result of our becoming a reporting issuer under the Exchange Act.

(2)	Includes travel expenses relating to the negotiation of international distribution and marketing agreements for our product.

We have cash in the amount of approximately $3,111 and working deficit of $33,089 as of October 31, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $130,000, the majority of which is due to the development of our Gynecone device and general, legal, accounting and administrative expenses associated with this statement and as a result of our becoming a reporting issuer under the Exchange Act. Since our inception on May 28, 2004, we have raised $126,200 in equity financing and in shareholder advances.

We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period. If we are not able to generate any revenues from sales of our Gynecone device, we will require additional financing for operational expenses. Therefore, during the next 12 months, we will need additional funds and we are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have any commitments for financing and there is no assurance that we will be successful in obtaining any funds.

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

Administrative Expenses

We incurred administrative expenses in the amount of $130,188 for the period from May 28, 2004 (inception) to October 31, 2006 (fiscal year end). Administrative expenses for this period included the following expenses:

Administrative Expenses	Period From Inception to October 31, 2006	Fiscal Year Ended October 31, 2006
	($)	($)
Accounting and auditing Amortization of license agreement Bank Charges and Interest Consulting Fees Filing and transfer fees Office and miscellaneous Rent Travel and accommodation	29,628 330 272 600 4,512 74,418 6,615 5,000 8,813	21,368 165 93 - 4,512 13,875 - 1,200 8,813

Total Administrative Expenses	$130,188	$50,026

We anticipate our operating expenses will increase as we undertake our plan of operation. The increase will be attributable to our continuing development and promotion of our Gynecone device. We anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a loss in the amount of $130,188 for the period from inception to October 31, 2006. Our loss was entirely attributable to operating expenses, the expenses relating to the preparation of our registration statement on Form SB-2 and expenses associated with us becoming a reporting company.

Liquidity and Capital Resources

Working Capital
			Percentage
	At October 31, 2006	At October 31, 2005	Increase / (Decrease)
Current Assets	$3,111	$26,553	(88.28)%
Current Liabilities	$(36,200)	$(9,781)	270.10%
Working Capital (Deficit)	$(33,089)	$16,772	(297.29)%

Cash Flows
	Year Ended October 31
	2006	2005
Cash Flows From (Used In) Operating Activities	$(40,842)	$(58,093)
Cash Flows From (Used In) Investing Activities	-	-
Cash Flows Provided By (Used In) Financing Activities	$17,400	$53,335
Net Increase (Decrease) In Cash During Period	$(23,442)	$(4,758)

We have not attained profitable operations and are dependent upon obtaining financing to further develop our Gynecone device. For these reasons our auditors stated in their report to our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

We have cash in the amount of approximately $3,111 and working deficit of $33,089 as of October 31, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $130,000, the majority of which is due to the development and marketing of our Gynecone device and general, legal, accounting and administrative expenses associated with this statement and as a result of our becoming a reporting issuer under the Exchange Act.

Future Financings

We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period. Depending on the success of our initial marketing efforts, we estimate that, if we are not able to generate any revenues from sales of our Gynecone device, we will require additional financing for operational expenses. Therefore, during the next 12 months, we will need additional funds and we are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have commitments for additional funds.

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

Recent Accounting Pronouncements

SFAS 151. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

SFAS 152. In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

SFAS 123R. On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock Warrants, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. Accordingly, the Company will implement the revised standard in the forth quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the first quarter of fiscal year 2006 and thereafter.

SFAS 153. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

FIN 47. In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its financial position, results of operations or cash flows.

SFAS 154. In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its financial position, results of operations or cash flows.

SFAS 155, On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

SFAS 156, In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

SFAS 157. In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

SFAS 158. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

ITEM 7.                FINANCIAL STATEMENTS.

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Med-Tech Solutions, Inc.
Vancouver, Canada

We have audited the accompanying balance sheet of Med-Tech Solutions, Inc. (the “Company”), as of October 31, 2006 and the related statements of operations, deficiency in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit. The financial statements of the Company, as of the year ended October 31, 2005 and for the period May 28, 2004 (date of inception) through October 31, 2005, were audited by other auditors whose report dated December 28, 2005, expressed an unqualified opinion on those statements, which included an explanatory paragraph that described the uncertainty regarding the Company's ability to continue as a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2006, and the results of its operations and its cash flows for the year then ended, and for the period May 28, 2004 (date of inception) through October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant operating loss in current year and also in the past, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York
January 10, 2007	By:	/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

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

Med-Tech Solutions, Inc.
(A Development Stage Enterprise)
Financial Statements
(Expressed in US Dollars)

MED-TECH SOLUTIONS, INC.
(A Development Stage Enterprise)
BALANCE SHEET

(Expressed in US Dollars)

	October 31	October 31
	2006	2005

ASSETS

CURRENT ASSETS
Cash	$3,111	$26,553

Total current assets	3,111	26,553

OTHER ASSETS
License agreement (Note 4)	-	8,066

Total assets	$3,111	$34,619

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,000	$5,981
Due to director (Note 3)	21,200	3,800

	36,200	9,781

Commitments and Contingencies (Note 6)

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note 5)
Preferred Shares;par value $0.001 per share;100,000,000 shares authorized,-0- and -0- issued and outstanding for 2006 and 2005.	-	-

Common stock ;par value $0.001 per share;500,000,000 shares authorized,and 101,000,000 issued and outstanding for 2006 and 2005.	101,000	101,000

Additional paid in capital	4,000	4,000

Deficit accumulated during development stage	(138,088)	(80,162)

Total deficiency in stockholders' equity	(33,088)	24,838

Total liabilities and deficiency in stockholders' equity	$3,112	$34,619

The accompanying notes are an integral part of these financial statements.

MED-TECH SOLUTIONS, INC
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

(Expressed in US Dollars)

			For the period
	October 31	October 31	May 28, 2004 (inception)
	2006	2005	to October 31, 2006

OPERATING EXPENSES
Accounting and auditing	$21,368	$6,260	$29,628
Amortization of license agreement	-	165	165
Bank charges	93	121	272
Consulting fees	-	100	600
Filing and transfer fees	4,512	-	4,512
Legal	13,875	54,390	74,418
Office and miscellaneous	-	6,250	6,615
Rent	1,200	3,800	5,000
Travel and accomodation	8,813	-	8,813
Write off of license agreement	8,065	-	8,065

Total operating expenses	57,926	71,086	138,088

LOSS FROM OPERATIONS	(57,926)	(71,086)	(138,088)

INCOME TAXES	-	-	-

NET LOSS	$(57,926)	$(71,086)	$(138,088)

BASIC AND DILUTED LOSS PER SHARE	$(0.001)	$(0.001)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	101,000,000	100,975,340

The accompanying notes are an integral part of these financial statements.

MED-TECH SOLUTIONS, INC.
(A Develoment Stage Enterprise)
STATEMENT OF CASH FLOWS

(Expressed in US Dollars)

			For the period
	October 31	October 31	May 28, 2004 (inception)
	2006	2005	to October 31, 2006

OPERATING ACTIVITIES
Net loss	$(57,926)	$(71,086)	$(138,088)
Item not affecting cash
Amortization of license agreement	-	165	165
Write off of license agreement	8,065	-	8,065
Changes in non-cash working capital items
Prepaid expenses	-	8,847	-
Accounts payable and accrued liabilities	9,019	3,981	15,000

Cash used by operating activities	(40,842)	(58,093)	(114,858)

FINANCING ACTIVITIES
Advance from shareholders	17,400	3,335	21,200
Issuance of share capital	-	50,000	105,000

Cash provided by financing activities	17,400	53,335	126,200

INVESTING ACTIVITIES
Acquisition of license agreement	-	-	(8,231)

Cash used by investing activities	-	-	(8,231)

CASH INCREASE/(DECREASE)	(23,442)	(4,758)	3,111
CASH, BEGINNING OF PERIOD	26,553	31,311	-

CASH, END OF PERIOD	$3,111	$26,553	$3,111

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MED-TECH SOLUTIONS, INC.
(A Development Stage Enterprise)
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD MAY 28, 2004 (INCEPTION) TO OCTOBER 31, 2006

(Expressed in US Dollars)

				Deficit
				Accumulated	Total
	Common Shares		Additional	During the	Deficiency in
	Number		Paid In	Develoment	Stockholders'
	of Shares	Par Value	Capital	Stage	Equity

May 2004, issued common
shares for cash $0.0001	50,000,000	$50,000	$(45,000)	$-	$5,000

September 2004, issued common
shares for cash @ $0.001	50,000,000	50,000	-	-	50,000

Net loss for the period ended
October 31, 2004	-	-	-	(9,076)	(9,076)

Balance, October 31, 2004	100,000,000	100,000	(45,000)	(9,076)	45,924

November 2004, issued common
shares for cash @ $0.05	1,000,000	1,000	49,000	-	50,000

Net loss for the year ended
October 31, 2005	-	-	-	(71,086)	(71,086)

Balance, October 31, 2005	101,000,000	101,000	4,000	(80,162)	24,838

Net loss for the year ended
October 31, 2006	-	-	-	(57,926)	(57,926)

Balance, October 31, 2006	101,000,000	$101,000	$4,000	$(138,088)	$(33,088)

The accompanying notes are an integral part of these financial statements.

Med-Tech Solutions, Inc.
(A Development Stage Enterprise)
Notes to the Financial Statements
(Expressed in US Dollars)

October 31, 2006

1.	Nature of Operations

Med-Tech Solutions, Inc. (the “Company”) was incorporated in the State of Nevada on May 28, 2004. The Company has been engaged in the business of designing, developing and marketing specialty medical devices in the women’s health care industry in Canada.

On August 29, 2006, the Company entered into a Heads of Agreement (a/k/a Letter of Intent) (the “Letter of Intent”), with En Fuels Limited, a company formed under the laws of England and Wales (“En Fuels”), for the proposed acquisition by the Company of En Fuels, in two successive stages. Pursuant to the Letter of Intent, En Fuels has agreed to offer the Company the right to acquire common shares of En Fuels equal to an initial interest in, or contract notes or options to acquire an 18% interest in En Fuels, or a corresponding interest if En Fuels restructures its share capital, in consideration of the Company providing initial financing to En Fuels in the amount of $3,000,000 (the “Initial Funding”). Furthermore, pursuant to the Letter of Intent, the Company acquired the right or option to acquire the remaining share capital of En Fuels (the “Transaction”) subject to, among other conditions, the Company successfully raising an additional amount of approximately $33,666,666 (the “Financing Package”) in subsequent financing. It was the intention of the parties that the Transaction shall have occurred no later than 3 months after the release of the Initial Funding.

The completion of the acquisition was subject to the negotiation and execution of a definitive acquisition agreement, as well as to the completion of full legal and financial due diligence, including the determination of the valuation of En Fuels, the Company successfully raising the Financing Package, compliance with US and EU securities, corporate and other applicable laws, completion within the contemplated timeframe, subject to the parties mutual agreement to extend such, satisfaction of conditions precedent set forth in Attachment A to the Letter of Intent, a copy of which was attached as Exhibit 10.1 to our Current Report filed with the Securities and Exchange Commission (the “SEC”) on Form 8-K on August 30, 2006, and the completion and delivery of audited financial statements of En Fuels.

As of December 31, 2006, we have made a determination that the transaction contemplated by the Letter of Intent is not expected to be completed, that we will not be able to raise the Initial Funding, that we will not acquire the right or option to acquire the remaining share capital of En Fuels (as further described above), and that our company and En Fuels will not be entering into a definitive acquisition agreement. Currently, we do not have any arrangements for negotiation of this or any other transaction.

The Company has elected a year end of October 31.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the year ending October 31, 2007. The outcome of these matters cannot be predicted at this time.

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)
Notes to the Financial Statements
(Expressed in US Dollars)

October 31, 2006

2.	Significant Accounting Policies

a)	Development stage company

The Company is considered to be in the Development stage as defined in Statement of Financial Accounting Standards No. 7. The Company has been engaged in the business of designing, developing and marketing specialty medical devices in the women’s health care industry in Canada. The Company has no revenues to date.

b)	Foreign currency translation

In accordance with SFAS No. 52 "Foreign Currency Translation," monetary assets and liabilities are translated at year-end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year. Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of loss. For the year ended October 31, 2006 the Company had $0 ($0 - 2005) foreign exchange gain or loss.

When adjustments arising from such translations are deferred until realization they are included as a separate component of stockholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments that are not included in determining net income (loss) are reported as other comprehensive income.

c)	Basic and diluted loss per share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be anti-dilutive.

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

October 31, 2006

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

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

g)	Licence agreement

The licence agreement was recorded at cost to be amortized straight-line over the estimated useful life, estimated to be equal to the legal life of 50 years, at such time as operations commence.

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

The Company believes that an impairment of the license agreement exists and accordingly, has written off the license agreement at October 31, 2006.

h)	Recent accounting pronouncements

SFAS 151. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)
Notes to the Financial Statements
(Expressed in US Dollars)

October 31, 2006

2.	Significant Accounting Policies (continued)

h)	Recent accounting pronouncements (continued)

rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

SFAS 152. In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

SFAS 123R. On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock warrants, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. Accordingly, the Company implemented the revised standard in fiscal year 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position. As at October 31, 2006, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in the net loss as no options had been granted.

SFAS 153. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)
Notes to the Financial Statements
(Expressed in US Dollars)

October 31, 2006

2.	Significant Accounting Policies (continued)

h)	Recent accounting pronouncements (continued)

FIN 47. In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its financial position, results of operations, or cash flows.

SFAS 154. In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its financial position, results of operations or cash flows.

SFAS 155. On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

SFAS 156. In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)
Notes to the Financial Statements
(Expressed in US Dollars)

October 31, 2006

2.	Significant Accounting Policies (continued)

h)	Recent accounting pronouncements (continued)

SFAS 157. In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

SFAS 158. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

The adoption of these new pronouncements is not expected to have a material effect on the Company’s financial position or results of operations.

i)	Cash and cash equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

j)	Stock-Based Compensation

On January 1, 2006 the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.”) SFAS 123 (R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)
Notes to the Financial Statements
(Expressed in US Dollars)

October 31, 2006

2.	Significant Accounting Policies (continued)

j)	Stock-Based Compensation (continued)

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the period ended October 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the period ended October 31, 2006 was $0. Pro forma stock based compensation was $0 for the period ended October 31, 2006.

k)	Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” The Company recognizes revenue when persuasive evidence of an arrangement exists, when title and risk of ownership have passed, the sales price is fixed or determinable, and collection is probable. As at October 31, 2006, the Company had no revenues to report.

l)	Advertising Costs

The Company expenses all advertising costs as incurred. As at October 31, 2006, the Company had not advertising costs to expense.

m)	Research and Development

In accordance with Statement of Accounting Standards No. 2 the Company expenses all research and development costs as incurred. As at October 31, 2006, the Company had not research and development costs to expense.

n)	Segment Information

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. At October 31, 2006, the Company only has one reporting segment.

o)	Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss from continuing operating of $57,926.26 and $71,086 for the year ended October 31, 2006 and 2005, respectively. The Company's current liabilities exceeded its current assets producing a working capital deficiency of $33,089 as of October 31, 2006.

Med-Tech Solutions, Inc.
(a Development Stage Enterprise)
Notes to the Financial Statements
(Expressed in US Dollars)

October 31, 2006

3.	Related Party Transactions

a)
During fiscal 2004, the President and Sole Director of the Company paid expenses on behalf of the Company. This advance was repaid during fiscal 2005. Since inception the President and Sole Director of the Company has invoiced the Company for rent in the amount of $5,000 ($3,800 paid). The balance is non-interest bearing, unsecured and due on demand. During fiscal 2006, the President and Sole Director of the Company advanced an additional loan of $20,000, on the same terms.

b)	During fiscal 2004 the President and Sole Director of the Company purchased 50,000,000 common shares from treasury for cash of $5,000.

4.	License Agreement

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

The Company believes that an impairment of the license agreement exists and accordingly, has written off the license agreement at October 31, 2006.

5.	Share Capital

The Company is authorized to issue 100,000,000 preferred shares of which none have been issued to date.

The Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada that was effective as of October 27, 2006 to increase the authorized common stock of the Company from 100,000,000 shares to 500,000,000 shares.

Also effective October 27, 2006, the Company conducted a 10-for-1 forward stock split of all of its issued and outstanding common stock as of the close of business on October 26, 2006. All share figures reported reflect these changes in the financial statements.

In May 2004, the Company issued 50,000,000 common shares at $0.0001 per share for gross proceeds of $5,000.

In September 2004, the Company issued 50,000,000 common shares at $0.001 per share for gross proceeds of $50,000.

In November 2004, the Company issued 1,000,000 common shares at $0.05 per share for gross proceeds of $50,000.

6.	Commitments and contingencies

The Company is required to pay a royalty to the licensor of the licensing agreement equal to 5% of gross profits. This royalty is to be paid on a quarterly basis (see Note 4).

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

ITEM 8B.             OTHER INFORMATION.

None.

PART III

Item 9.                Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) Of the Exchange Act.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of October 31, 2006.
Name and Address of Director	Age	Position

Mark A. McLeary	41	Chief Executive Officer, Chief Financial Officer,
Suite 2200 - 1177 West Hastings Street		President, Secretary, Treasurer and Sole Director
Vancouver, British Columbia
V6E 2K3 Canada

Background of Executive Officers and Directors

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

Significant Employees

As of October 31, 2006, we do not have any significant employees.

Family Relationships

There are no family relationships among any of our officers and/ or directors.

Involvement in certain legal proceedings

None.

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

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors. No date for the annual meeting of stockholders is specified in the Company’s bylaws or has been fixed by the Board of Directors. Pursuant to the Company’s bylaws, the date of the annual meeting is to be determined by the current Board of Directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Annual Report filed with the SEC on Form 10-KSB on February 10, 2006. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

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

ITEM 10.                EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that the Company has paid or that has accrued on behalf of Company’s chief executive officer and other named executive officers with annual compensation exceeding $100,000 during the years ended October31, 2006, 2005 and 2004:

Summary Compensation Table

			Annual Compensation		Long-term compensation		Payouts
					Other			All other
				Other	Restricted	Options	LTIP	Compensa-
Name & Principal		Salary	Bonus	Compen-	Stock	SARs	payouts	tion
Position	Year	$	$	sation	Awards ($)	(#)	($)	($)

Mark A. McLeary CEO, CFO, President, Treasurer, Secretary and Sole Director	2006	0	--	$--	--	--	--	--
	2005	0	--	--	--	--	--	--
	2004	0	--	--	--	--	--	--

*Except as described above and with the exception of reimbursement of expenses incurred by our named officers and directors in connection with their employment, no other compensation has been paid to, awarded to, or earned by any of our named officers or directors from our inception.

Employment Agreements

We do not currently have any employment agreements, termination of employment or change-in-control arrangements with any of our executive officers or directors.

Compensation Arrangements

We do not pay to our directors or officers any salaries or consulting fees. We anticipate that compensation may be paid to our officers in the future. We do currently do not have any agreements for the compensation of our consultants.

Options/SARs Grants During Last Fiscal Year

The following table sets forth the individual grants of stock options for each of the below named executive officers, as of October 31, 2006. No stock options were granted or exercised during the fiscal year ended October 31, 2006.

Individual Grants
Name	Number of Total Securities Underlying Options	% of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share	Expiration Date
Mark A. McLeary	--	--	--	--

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth, for each of the named executive officers and directors, information concerning the number of shares received during fiscal year ended October 31, 2006 upon exercise of options and the aggregate dollar amount received from such exercise, as well as the number and value of securities underlying unexercised options held at October 31, 2006.

	Shares Acquired	Value	Number of Securities Underlying Options at Year End (#)		Value of In The Money Options at Year End ($)
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark A. McLeary	--	--	--	--	$--	--

Equity Incentive Plan

As of October 31, 2006, our board of directors has not adopted a form of an equity incentive plan.

Item 11.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of and percent of the Company's common stock beneficially owned by:

•	all directors and nominees, naming them,
•	our executive officers,
•	our directors and executive officers as a group, without naming them, and
•	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on December 31, 2006 and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of December 31, 2006. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

Name and address of owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned (1) (2)	Percentage of Class

Mark A. McLeary c/o Med-Tech Solutions, Inc. Suite 2200-1177 West Hastings Street, Vancouver, BC V6E 2K3	Common Stock	CEO, CFO, President, Treasurer, Secretary and Sole Director	50,000,000 (3)	49.5%

All Officers and Directors As a Group (1 person)			50,000,000	49.5%

(1) This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the stockholders for a vote.
(2) Applicable percentage ownership is based on 101,000,000 shares of common stock outstanding as of December 31, 2006, together with securities exercisable or convertible into shares of Common Stock within 60 days of December 31, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of December 31, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3) Beneficial ownership consists entirely of shares of common stock.

Security Ownership of Management

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of fiscal year ended October 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved	--	--	--
by security holders
Equity compensation plans not	--	--	--
approved by security holders
Total	--	--	--

Item 12.               Certain Relationships and Related Transactions.

The following related party transactions occurred from May 28, 2004 (inception) to October 31, 2006.

We issued 50,000,000 (post-split) restricted shares of our common stock on May 28, 2004 to Mr. Mark McLeary, our sole officer and director, at a price of $0.001 per share, for total proceeds of $5,000.

During 2004 fiscal year, Mr. McLeary paid expenses on behalf of Med-Tech. These advances by Mr. McLeary were repaid by the Company during the fiscal year ended October 31, 2005. Since inception, Mr. McLeary invoiced us for rent in the amount of $5,000 of  which $1,200 remained outstanding and payable as at October 31, 2006. The balance is non-interest bearing, unsecured and due on demand. During fiscal 2006, Mr. McLeary advanced an additional loan of $20,000, on the same terms which also remained outstanding and payable as at October 31, 2006.

Item 13.               Exhibits.
(a) 1.	The following financial statements for Med-Tech Solutions, Inc. are filed as a part of this report:

Balance Sheets-- October 31, 2006 and October 31, 2005

Statements of Losses--Years ended October 31, 2006 and 2005

Statements of Stockholders' Deficit-- Years ended October 31, 2006 and 2005

Statements of Cash Flows-- Years ended October 31, 2006 and 2005

2.	Financial Statements Schedules:

All schedules are omitted because they are inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

3.	The following documents are included as exhibits to this report.

Exhibit Number	Description
3(i).1	Articles of Incorporation of Med-Tech Solutions, Inc. (1)

3(ii).2	Certificate of Amendment filed with the Secretary of State of the State of Nevada on October 17, 2006. (3)

3(ii).1	By-laws of Med-Tech Solutions, Inc. (1)

4.1	Form of share certificate. (1)

10.1	Exclusive License Agreement between MDMI Technologies Inc. and Med-Tech Solutions, Inc. dated October 29, 2004. (1)

10.2	Manufacturing Agreement between MDMI Technologies Inc. and Med-Tech Solutions, Inc. dated January 25, 2005. (1)

10.3	Distribution Agreement between Med-Tech Solutions, Inc. and Medisell International Holdings, Inc. dated May 17, 2005. (1)

14.1	Code of Ethics for officers and directors of Med-Tech Solutions, Inc. (2)

16.1	Copy of the letter furnished to the Company by MacKay LLP. (4)

21.1*	List of subsidiaries of the Company.

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Filed herewith.
(1) Incorporated by reference to the Registration Statement filed on Form SB-2 with the SEC on January 28, 2005.
(2) Incorporated by reference to the Annual Report filed on Form 10-KSB with the SEC on February 10, 2006.
(3) Incorporated by reference to the Current Report filed on Form 8-K with the SEC on October 30, 2006.
(4) Incorporated by reference to the Current Report filed on Form 8-K with the SEC on November 16, 2006.

Item 14.               Principal Accountant Fees and Services.

Audit Fees

	Year Ended October 31, 2006	Year Ended October 31, 2005
Audit Fees	$4,130	$3,300
Audit Related Fees	$3,000	$2,800
Tax Related Fees	-	-
All Other Fees	-	$160
Total	$7,130	$6,260

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED-TECH SOLUTIONS, INC.

Date:	February 13, 2007	By:	/s/ Mark A. McLeary
Mark A. McLeary
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer
and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)