Form 10QSB
period 2007-01-31
MED-TECH SOLUTIONS, INC.
filed 2007-03-22
CIK 1312069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [       ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 14, 2007, the Issuer had 101,000,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [      ] No [ X ]

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Financial Statements (unaudited)

	Condensed Balance Sheets at January 31, 2007 and October 31, 2006	4

	Condensed Statements of Operations for the three months ended January 31, 2007 and 2006 and for the period from May 28, 2004 (date of inception) to January 31, 2007	5

	Condensed Statement of Cash Flows for the three months ended January 31, 2007 and 2006 and for the period from May 28, 2004 (date of inception) through January 31, 2007	6

	Condensed Statements of Deficiency in Stockholders’ Equity for the period from May 28, 2004 (date of inception) through January 31, 2007	7

	Notes to unaudited Condensed Financial Statements	8

ITEM 2	Management’s Discussion and Analysis or Plan of Operation	17

ITEM 3	Controls and Procedures	20

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders.	21

ITEM 5.	Other Information	21

ITEM 6	Exhibits	21

	Signatures	22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2007 are not necessarily indicative of the results that can be expected for the year ending October 31, 2007.

As used in this Quarterly Report on Form 10-QSB (the “Quarterly Report”), the terms "we", "us", "our", the “Company” and “Med-Tech” mean Med-Tech Solutions, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

MED-TECH SOLUTIONS, INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEET
(Expressed in US Dollars)

	(Unaudited)
	January 31	October 31
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$2,953	$3,111

Total assets	$2,953	$3,111

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$46,765	$15,000
Due to director (Note 3)	21,200	21,200

	67,965	36,200

Commitments and contingencies (Note 6)

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note 5)
Preferred Shares;par value $0.001 per share;100,000,000 shares authorized,-0- and -0- issued and outstanding as of January 31, 2007 and October 31, 2006	-	-

Common stock ;par value $0.001 per share;500,000,000 shares authorized, and 101,000,000 issued and outstanding as of January 31, 2007 and October 31, 2006	101,000	101,000

Additional paid in capital	4,000	4,000

Deficit accumulated during development stage	(170,012)	(138,088)

Total deficiency in stockholders' equity	(65,012)	(33,088)

Total liabilities and deficiency in stockholders' equity	$2,953	$3,112

See accompanying notes to unaudited condensed financial statements.

MED-TECH SOLUTIONS, INC
(A Development Stage Enterprise)
CONDENSED STATEMENT OF OPERATIONS
(Expressed in US Dollars)
(Unaudited)

	for the period
	May 28, 2004
	(date of inception)
	through	for the three months ended
	January 31	January 31	January 31
	2007	2007	2006

OPERATING EXPENSES	$170,012	31,924	2,608

LOSS FROM OPERATIONS	(170,012)	(31,924)	(2,608)

INCOME TAXES	-	-	-

NET LOSS FOR THE PERIOD	$(170,012)	$(31,924)	$(2,608)

BASIC AND DILUTED LOSS PER SHARE		$(0.000)	$(0.000)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		101,000,000	101,000,000

See accompanying notes to unaudited condensed financial statements.

MED-TECH SOLUTIONS, INC.
(A Develoment Stage Enterprise)
CONDENSED STATEMENT OF CASH FLOWS
(Expressed in US Dollars)
(Unaudited)

	for the period
	May 28, 2004
	(date of inception)
	through	for the three months ended
	January 31	January 31	January 31
	2007	2007	2006

OPERATING ACTIVITIES
Net loss for the period	$(170,012)	$(31,924)	$(2,608)
Item not affecting cash
Amortization of license agreement	165	-	41
Write off of license agreement	8,065	-	-
Changes in non-cash working capital items
Accounts payable and accrued liabilities	46,766	31,766	(461)

Cash used by operating activities	(115,016)	(158)	(3,028)

FINANCING ACTIVITIES
Advance from shareholders	21,200	-	(3,200)
Issuance of share capital	105,000	-	-

Cash provided by (used for) financing activities	126,200	-	(3,200)

INVESTING ACTIVITIES
Acquisition of license agreement	(8,231)	-	-

Cash used by investing activities	(8,231)	-	-

CASH INCREASE/(DECREASE)	2,953	(158)	(6,228)
CASH, BEGINNING OF PERIOD	-	3,111	26,553

CASH, END OF PERIOD	$2,953	$2,953	$20,325

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to unaudited condensed financial statements.

MED-TECH SOLUTIONS, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MAY 28, 2004 (DATE OF INCEPTION) TO JANUARY 31, 2007
(Expressed in US Dollars)
(Unaudited)

				Deficit
				Accumulated	Total
	Common Shares		Additional	During the	Deficiency in
	Number		Paid In	Develoment	Stockholders'
	of Shares	Par Value	Capital	Stage	Equity

May 2004, issued common
shares for cash $0.0001	50,000,000	$50,000	$(45,000)	$-	$5,000

September 2004, issued common
shares for cash @ $0.001	50,000,000	50,000	-	-	50,000

Net loss for the period ended
October 31, 2004	-	-	-	(9,076)	(9,076)

Balance, October 31, 2004	100,000,000	100,000	(45,000)	(9,076)	45,924

November 2004, issued common
shares for cash @ $0.05	1,000,000	1,000	49,000	-	50,000

Net loss for the year ended
October 31, 2005	-	-	-	(71,086)	(71,086)

Balance, October 31, 2005	101,000,000	101,000	4,000	(80,162)	24,838

Net loss for the year ended
October 31, 2006	-	-	-	(57,926)	(57,926)

Balance, October 31, 2006	101,000,000	101,000	4,000	(138,088)	(33,088)

Net loss for the period ended
January 31, 2007	-	-	-	(31,924)	(31,924)

Balance, January 31, 2007	101,000,000	$101,000	$4,000	$(170,012)	$(65,012)

See accompanying notes to unaudited condensed financial statements.

Med-Tech Solutions, Inc.
(A Development Stage Enterprise)
Notes to the Condensed Financial Statements
(Expressed in US Dollars)
(Unaudited)

January 31, 2007

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

The accompanying unaudited condensed financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements for the year ending October 31, 2007. The outcome of these matters cannot be predicted at this time.

Med-Tech Solutions, Inc.
(A Development Stage Enterprise)
Notes to the Condensed Financial Statements
(Expressed in US Dollars)
(Unaudited)

January 31, 2007

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

In accordance with SFAS No. 52 "Foreign Currency Translation," monetary assets and liabilities are translated at year-end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year. Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of loss. For the period ended January 31, 2007 the Company had $Nil ($Nil - 2006) foreign exchange gain or loss.

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

Med-Tech Solutions, Inc.
(A Development Stage Enterprise)
Notes to the Condensed Financial Statements
(Expressed in US Dollars)
(Unaudited)

January 31, 2007

2.	Significant Accounting Policies (continued)

e)	Income taxes

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

f)	Recent accounting pronouncements

SFAS 151. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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

Med-Tech Solutions, Inc.
(A Development Stage Enterprise)
Notes to the Condensed Financial Statements
(Expressed in US Dollars)
(Unaudited)

January 31, 2007

2.	Significant Accounting Policies (continued)

f)	Recent accounting pronouncements (continued)

performance-based awards, stock appreciation rights, and employee share purchase plans. On
April 14, 2005, the SEC amended the effective date of the provisions of this statement. Accordingly, the Company implemented the revised standard in fiscal year 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position. As at January 31, 2007, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in the net loss as no options had been granted.

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

Med-Tech Solutions, Inc.
(A Development Stage Enterprise)
Notes to the Condensed Financial Statements
(Expressed in US Dollars)
(Unaudited)

January 31, 2007

2.	Significant Accounting Policies (continued)

f)	Recent accounting pronouncements (continued)

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

Med-Tech Solutions, Inc.
(A Development Stage Enterprise)
Notes to the Condensed Financial Statements
(Expressed in US Dollars)
(Unaudited)

January 31, 2007

2.	Significant Accounting Policies (continued)

f)	Recent accounting pronouncements (continued)

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

The adoption of these new pronouncements is not expected to have a material effect on the Company’s financial position or results of operations.

g)	Cash and cash equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

h)	Stock-Based Compensation

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the period ended January 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the period ended January 31, 2007 was $0. Pro forma stock based compensation was $0 for the period ended January 31, 2007.

i)	Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” The Company recognizes revenue when persuasive evidence of an arrangement exists, when title and risk of ownership have passed, the sales price is fixed or determinable, and collection is probable. As at January 31, 2007, the Company had no revenues to report.

Med-Tech Solutions, Inc.
(A Development Stage Enterprise)
Notes to the Condensed Financial Statements
(Expressed in US Dollars)
(Unaudited)

January 31, 2007

2.	Significant Accounting Policies (continued)

j)	Advertising Costs

The Company expenses all advertising costs as incurred. As at January 31, 2007, the Company had not advertising costs to expense.

k)	Research and Development

In accordance with Statement of Accounting Standards No. 2 the Company expenses all research and development costs as incurred. As at January 31, 2007, the Company had not research and development costs to expense.

l)	Segment Information

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. At January 31, 2007, the Company only has one reporting segment.

m)	Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss from continuing operating of $31,924 and $2,608 for the three months ended January 31, 2007 and 2006, respectively. The Company's current liabilities exceeded its current assets producing a working capital deficiency of $65,012 as at January 31, 2007.

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

Med-Tech Solutions, Inc.
(A Development Stage Enterprise)
Notes to the Condensed Financial Statements
(Expressed in US Dollars)
(Unaudited)

January 31, 2007

4.	License Agreement (continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended October 31, 2006.

RISK FACTORS

Please see the risk factors applicable to our company and our business set forth in our Annual Report filed on Form 10-KSB for the year ended October 31, 2006 filed with the SEC on February 13, 2007, which are hereby incorporated by reference.

INTRODUCTION

We are a development stage company focused on the marketing and distribution of a medical pessary device designed for women. On October 29, 2004, we entered into a license agreement (the “License Agreement”) with MDMI Technologies Inc. (“MDMI”), a private Canadian federal corporation, for a term of 50 years, pursuant to which we acquired an exclusive worldwide license to manufacture, market, and distribute a medical pessary device for the treatment of female urinary incontinence called the “Gynecone”. Our plan of operation is to develop and market the Gynecone device and secure agreements and/or working relationships with potential distributors of the Gynecone device. We also intend to establish distribution agreements with major independent medical device distributors and work directly with these parties to perform all necessary activities including regulatory approvals, networking, clinician training and promotion.

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

En Fuels Heads of Agreement

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

4Rivers Heads of Agreement

On February 8, 2007, we entered into the Heads of Agreement (a/k/a Letter of Intent) (the “Letter of Intent”), with The Four Rivers BioEthanol Company Limited, a company formed and registered under the laws of England (“4Rivers Limited”), for our proposed acquisition of The Four Rivers BioEnergy Company, a company to be formed and registered under the laws of the State of Kentucky (or a similarly named Kentucky corporation) (“4Rivers”), which shall be the parent of 4Rivers Limited, in two successive stages. Pursuant to the Letter of Intent, subject to the parties entering into a definitive Acquisition Agreement (the “Acquisition Agreement”), 4Rivers Limited has agreed to offer us the right to acquire shares of common stock of 4Rivers equal to an initial interest of, or contract notes or options to acquire, 15% interest in 4Rivers, or a corresponding interest if 4Rivers restructures its share capital (the “Initial Acquisition”), in consideration of us providing initial financing to 4Rivers in the amount of $2,000,000 (the “Initial Funding”). Furthermore, pursuant to the Letter of Intent, subject to the parties entering into the Acquisition Agreement, we shall acquire the right or option to acquire the remaining share capital of 4Rivers (the “Main Acquisition”) subject to, among other conditions, our ability to successfully raise approximately an additional amount of $35,000,000 (the “Main Funding”) in a subsequent financing (such that the total amount of the Initial Funding and the Main Funding shall be no less then $37,000,000). It is the intention of the parties that the Acquisition Agreement shall be entered into no later than March 15, 2007, unless agreed to otherwise by the parties.

The Initial Acquisition and the completion of the Main Acquisition is subject to the negotiation and execution of a definitive Acquisition Agreement, as well as to the completion of full legal and financial due diligence, including the determination of the valuation of 4Rivers, us successfully raising the Main Funding, compliance with US and EU securities, corporate and other applicable laws, completion within the contemplated timeframe, subject to the parties mutual agreement to extend such, satisfaction of conditions precedent set forth in the Letter of Intent, and completion and delivery of audited financial statements of 4Rivers, on or prior to the completion of the Main Acquisition.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operation for the three months ended January 31, 2007 and changes in our financial condition from our fiscal year ended October 31, 2006. The following discussion should be read in conjunction with the Management’s Plan of Operation included in our Annual Report on Form 10-KSB for the year ended October 31, 2006.

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

License agreement with MDMI Technologies Inc.

We believe that an impairment of the License Agreement exists and accordingly, have written off the license agreement as of October 31, 2006.

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

Cash Requirements

The table below highlights our cash requirements over the next twelve months:

MILESTONES AND OBJECTIVES	Anticipated Costs	Target Date For Completion
PHASE III - INTERNATIONAL MARKET ENTRY ➢ Full product release to identified international markets in Asia. ➢ Initial clinical evaluation. ➢ 510(k) filed in the United States. ➢ Complete clinical trials as required.	$20,000	April 2008
TOTAL	$20,000	12 Months

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next Twelve Months
Professional Fees (1)	$80,000 (1)
Office Expenses	$5,000
Travel Expenses (2)	$5,000
TOTAL	$90,000

(1)	Includes legal and accounting expenses associated with this statement and as a result of our becoming a reporting issuer under the Exchange Act.

(2)	Includes travel expenses relating to the negotiation of international distribution and marketing agreements for our product.

We have cash in the amount of approximately $2,953 and working deficit of $65,012 as of January 31, 2007. Our total expenditures over the next twelve months are anticipated to be approximately $110,000, the majority of which is due to the development of our Gynecone device and general, legal, accounting and administrative expenses associated with this statement and as a result of our becoming a reporting issuer under the Exchange Act.

If we are successful in raising an initial financing in the amount of at least $2,000,000 (the “Initial Funding”) per the terms of the Letter of Intent, which pursuant to the Letter of Intent, we have agreed to invest in 4Rivers in consideration of us acquiring shares of common stock of 4Rivers equal to an initial interest of, or contract notes or options to acquire, 15% interest in 4Rivers, or a corresponding interest if 4Rivers restructures its share capital, our working capital and total expenditure requirements may change.

Furthermore, pursuant to the Letter of Intent, if we exercise the right or option to acquire the remaining share capital of 4Rivers (the “Transaction”) subject to, among other conditions, us successfully raising approximately an additional amount of $35,000,000 (the “Financing Package”) in subsequent financing, our working capital and total expenditure requirements will drastically change. The Initial Acquisition and the completion of the Main Acquisition is subject to the negotiation and execution of a definitive Acquisition Agreement, as well as subject to completion of full legal and financial due diligence, including the determination of the valuation of 4Rivers, us successfully raising the Main Funding, compliance with US and EU securities, corporate and other applicable laws, completion within the contemplated timeframe, subject to the parties mutual agreement to extend such, satisfaction of conditions precedent set forth in the Letter of Intent, and completion and delivery of audited financial statements of 4Rivers, on or prior to the completion of the Main Acquisition.

Since our inception on May 28, 2004, we have raised $126,200 in equity financing and in shareholder advances. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period. If we are not able to generate any revenues from sales of our Gynecone device, we will require additional financing for operational expenses. Therefore, during the next 12 months, we will need additional funds and we are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have any certain commitments for financing and there is no assurance that we will be successful in obtaining any funds.

RESULTS OF OPERATIONS

For the Three Months Ended January 31, 2007

	Three Months ended January 31
			Percentage
			Increase /
	2007	2006	(Decrease)
Revenue	$-	$-	n/a
Expenses	(31,924)	(2,608)	1,124.07%
Net Income (Loss)	(31,924)	(2,608)	1,124.07%
Loss Per Share (fully diluted)	0.00	0.00	0.00

Revenue

We did not earn any revenues during our first quarter ended January 31, 2007. We do not anticipate earning revenues until such time as we complete the initial marketing, promotion and development of our Gynecone device. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales or licensing of our product or that the revenues generated will exceed the operating costs of our business.

Expenses

Our operating expenses for the three months ended January 31, 2007 consisted of the following:

	Three Months ended January 31
			Percentage
	2007	2006	Inc. / (Dec.)
Accounting and Audit	$-	$1,000	(100)%
Amortization of License Agreement	-	41	(100)%
Bank Charges and Interest	44	22	100%
Consulting Fees	-	945	(100)%
Filing and transfer fees	1,843	-	100%
Legal	30,037	-	100%
Office and Miscellaneous	-	-	n/a
Rent	-	-	n/a
Travel and accommodation	-	600	(100)%
Write off of license agreement	-	-	n/a
Total Expenses	$31,924	$2,608

Our operating expenses for the three months ended January 31, 2007 were increased by 1,124.07% as compared to the comparative period in 2006 primarily as a result of increased legal fees slightly offset by a decrease in consulting fees, rent and accounting and auditing fees. We anticipate our operating expenses will increase as we continue to undertake our plan of operation. The increase is expected to be attributable to our continuing development and promotion of Gynecone and as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a net loss in the amount of $170,012 for the period from inception to January 31, 2007. Our loss was entirely attributable to the development of our Gynecone device and the expenses relating to such development and our Quarterly and Annual Reports under the Exchange Act. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At January 31, 2007	At October 31, 2006	Percentage Increase / (Decrease)
Current Assets	$2,953	$3,111	(5.08)%
Current Liabilities	67,965	36,200	87.75%
Working Capital (Deficit)	$(65,012)	$(33,089)	96.48%

Cash Flows
	Three Months Ended	Three Months Ended
	January 31, 2007	January 31, 2006
Cash Flows from (used in) Operating Activities	$(158)	$(3,028)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	--	(3,200)
Net Decrease in Cash During Period	$(158)	$(6,228)

We have cash in the amount of $2,953 and working capital deficit of $65,012 as of January 31, 2007 compared to cash in the amount of $20,325 as of January 31, 2006. The decrease in our current cash amounts and corresponding decrease in working capital deficit is primarily due to our inability to obtain additional financing and our continuing operating expenses. Our total expenditures over the next twelve months are anticipated to be approximately $110,000, the majority of which is due to the development and marketing of our Gynecone device and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act.

Future Financings

From inception to January 31, 2007, we have suffered cumulative losses in the amount of $170,012. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period. Depending on the success of our initial marketing efforts, we estimate that, after the initial twelve month period, if we are not able to generate any revenues from sales of our Gynecone device, we will require a further $110,000, over the next 12 months to carry out our plan of operation including implementing an advertising campaign and to establish and enhance connections with potential candidates for distribution agreements. If we are not able to generate any revenues from sales of our Gynecone device, we will require additional financing for operational expenses. Therefore, during the next 12 months, we are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders.

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

We believe that an impairment of the license agreement exists and accordingly, have written off the license agreement as of October 31, 2006.

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

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 3A(T). CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) As of the date of this Quarterly Report, the Company does not have any board of directors committees. No material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors occurred or implemented since the Company’s last periodic filing, its Annual Report filed on Form 10-KSB for the fiscal year ended October 31, 2006.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
4.1	Form of Share Certificate. (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on January 28, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED-TECH SOLUTIONS, INC.

Date: March 22, 2007	By:	/s/ Mark A. McLeary
Mark A. McLeary
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)