Form 10QSB
period 2007-04-30
MED-TECH SOLUTIONS, INC.
filed 2007-06-19
CIK 1312069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2007

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-51574

MED-TECH SOLUTIONS, INC.
(Exact name of small business Issuer as specified in its charter)

Nevada	98-0442163
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 2200 - 1177 West Hastings Street Vancouver, British Columbia, Canada V6E 2K3 (Address of principal executive offices)

Issuer’s telephone number, including area code: (604) 688-7526

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 106,737,375 Shares of Common Stock, $0.001 par value, outstanding as of April 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Financial Statements (unaudited)

	Condensed Balance Sheets at April 30, 2007 and October 31, 2006	6

	Condensed Statements of Operations for the six months ended April 30, 2007 and 2006 and for the period from May 28, 2004 (date of inception) to April 30, 2007	7

	Condensed Statements of Deficiency in Stockholders’ Equity for the period from May 28, 2004 (date of inception) through April 30, 2007	8

	Condensed Statement of Cash Flows for the six months ended April 30, 2007 and 2006 and for the period from May 28, 2004 (date of inception) through April 30, 2007	9

	Notes to unaudited Condensed Financial Statements	10

ITEM 2	Management’s Discussion and Analysis or Plan of Operation	15

ITEM 3	Controls and Procedures	21

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders.	22

ITEM 5.	Other Information	22

ITEM 6	Exhibits	22

	Signatures	23

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2007 are not necessarily indicative of the results that can be expected for the year ending October 31, 2007.

As used in this Quarterly Report on Form 10-QSB (the “Quarterly Report”), the terms "we", "us", "our", the “Company” and “Med-Tech” mean Med-Tech Solutions, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

MED-TECH SOLUTIONS, INC.

(A Development Stage Enterprise)

UNAUDITED CONDENSED FINANCIAL STATEMENTS

April 30, 2007

(Unaudited - Prepared by Management)

(Stated in U.S. Dollars)

MED-TECH SOLUTIONS, INC.
(A Development Stage Enterprise)

UNAUDITED CONDENSED BALANCE SHEET
(Stated in U.S. Dollars)

	(Unaudited)
	April 30	October 31
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$148,399	$3,112

LONG TERM
Investments (Note 3)	2,080,000	-

Total assets	$2,228,399	$3,112

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,000	$15,000
Due to director (Note 4)	38,230	21,200

	53,230	36,200

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY (Note 6)
Preferred shares; par value $0.001 per share; 100,000,000 shares authorized, -0- and -0- issued and outstanding as of April 30, 2007 and October 31, 2006	-	-

Common stock; par value $0.001 per share; 500,000,000 shares authorized,and 106,737,375 and 101,000,000 issued and outstanding as of April 30, 2007 and October 31, 2006	106,738	101,000

Additional paid in capital	2,293,024	4,000

Deficit accumulated during development stage	(224,593)	(138,088)

Stockholders' equity (Deficiency)	2,175,169	(33,088)

Total liabilities and stockholders' equity (Deficiency)	$2,228,399	$3,112

See accompanying notes to unaudited condensed financial statements

MED-TECH SOLUTIONS, INC.
(A Development Stage Enterprise)

UNAUDITED CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	for the period
	May 28, 2004
	(date of inception)
	through	for the three months ended		for the six months ended
	April 30	April 30	April 30	April 30	April 30
	2007	2007	2006	2007	2006

OPERATING EXPENSES	$224,593	$54,581	$14,649	$86,505	$17,257

LOSS FROM OPERATIONS	(224,593)	(54,581)	(14,649)	(86,505)	(17,257)

INCOME TAXES	-	-	-	-	-

NET LOSS FOR THE PERIOD	$(224,593)	$(54,581)	$(14,649)	$(86,505)	$(17,257)

BASIC AND DILUTED LOSS PER SHARE		$(0.001)	$(0.000)	$(0.001)	$(0.000)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		102,912,500	101,000,000	101,956,250	101,000,000

See accompanying notes to unaudited condensed financial statements

MED-TECH SOLUTIONS, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, MAY 28, 2004 TO APRIL 30, 2007
(Stated in U.S. Dollars)

(Unaudited)

				Deficit
	(Note 6)			Accumulated
	Common Shares		Additional	During the	Total
	Number		Paid In	Develoment	Stockholders'
	of Shares	Par Value	Capital	Stage	Equity

May 2004, issued common
shares for cash $0.0001	50,000,000	$50,000	$(45,000)	$-	$5,000

September 2004, issued common
shares for cash @ $0.001	50,000,000	50,000	-	-	50,000

Net loss for the period ended
October 31, 2004	-	-	-	(9,076)	(9,076)

Balance, October 31, 2004	100,000,000	100,000	(45,000)	(9,076)	45,924

November 2004, issued common
shares for cash @ $0.05	1,000,000	1,000	49,000	-	50,000

Net loss for the year ended
October 31, 2005	-	-	-	(71,086)	(71,086)

Balance, October 31, 2005	101,000,000	101,000	4,000	(80,162)	24,838

Net loss for the year ended
October 31, 2006	-	-	-	(57,926)	(57,926)

Balance, October 31, 2006	101,000,000	101,000	4,000	(138,088)	(33,088)

March 2006, issued common
shares for cash @ $0.40	5,737,375	5,738	2,289,024	-	2,294,762

Net loss for the period ended
April 30, 2007	-	-	-	(86,505)	(86,505)

Balance, April 30, 2007	106,737,375	$106,738	$2,293,024	$(224,593)	$2,175,169

 See accompanying notes to unaudited condensed financial statements

MED-TECH SOLUTIONS, INC.
(A Development Stage Enterprise)

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
 (Unaudited)

(Stated in U.S. Dollars)

	for the period
	May 28, 2004
	(date of inception)
	through	for the six months ended
	April 30	April 30	April 30
	2007	2007	2006

OPERATING ACTIVITIES
Net loss for the period	$(224,593)	$(86,505)	$(17,257)
Item not affecting cash
Amortization of license agreement	165	-	82
Write off of license agreement	8,065	-	-
Changes in non-cash working capital items
Accounts payable and accrued liabilities	15,000	-	(4,981)

Cash used by operating activities	(201,363)	(86,505)	(22,156)

FINANCING ACTIVITIES
Advance from shareholders	38,230	17,030	(3,200)
Issuance of share capital	2,399,762	2,294,762	-

Cash provided by/(used) for financing activities	2,437,992	2,311,792	(3,200)

INVESTING ACTIVITIES
Investment acquired	(2,080,000)	(2,080,000)	-
Acquisition of license agreement	(8,230)	-	-

Cash used by investing activities	(2,088,230)	(2,080,000)	-

CASH INCREASE/(DECREASE)	148,399	145,287	(25,356)
CASH, BEGINNING OF PERIOD	-	3,112	26,553

CASH, END OF PERIOD	$148,399	$148,399	$1,197

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to unaudited condensed financial statements

MED-TECH SOLUTIONS, INC.
(A Development Stage Enterprise)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

April 30, 2007

(Stated in U.S. Dollars)

1. Nature of Operations

Med-Tech Solutions, Inc. (the “Company”) was incorporated in the State of Nevada on May 28, 2004. The Company has been engaged in the business of designing, developing and marketing specialty medical devices in the women’s health care industry in Canada. Recently the company entered an agreement to purchase Four Rivers BioEnergy Company Inc, a company that plans to construct, own and manage seed processing facilities and refineries for the production of ethanol and bio-diesel products and for the sale and distribution of such products.

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

On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (“4Rivers”), and all of the shareholders of 4Rivers for the purpose of diversifying the Company’s business. Pursuant to the Agreement, the Company acquired 15% of all of the issued and outstanding shares of common stock of 4Rivers for the sum of $2,000,000 and agreed to acquire the remaining 85% subject to the satisfaction of various closing conditions, for 40,665,000 common shares of the Company and provide 4Rivers with funding of $35,000,000. The closing of the acquisition of the remaining 85% is expected to occur no later than five months from the date of the Agreement.

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

In accordance with SFAS No. 52 "Foreign Currency Translation," monetary assets and liabilities are translated at year-end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year. Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of loss. For the period ended April 30, 2007 the Company had $68 ($Nil - 30Apr06) foreign exchange loss.

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

f) Cash and cash equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

g) Stock-Based Compensation

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the period ended April 30, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the period ended April 30, 2007 was $0. Pro forma stock based compensation was $0 for the period ended April 30, 2007.

h)  Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” The Company recognizes revenue when persuasive evidence of an arrangement exists, when title and risk of ownership have passed, the sales price is fixed or determinable, and collection is probable. As at April 30, 2007, the Company had no revenues to report.

i)  Advertising Costs

The Company expenses all advertising costs as incurred. As at April 30, 2007, the Company had not advertising costs to expense.

j)  Research and Development

In accordance with Statement of Accounting Standards No. 2 the Company expenses all research and development costs as incurred. As at April 30, 2007, the Company had not research and development costs to expense.

k) Segment Information

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. At April 30, 2007, the Company only has one reporting segment.

l) Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss from continuing operating of $86,505 and $17,257 for the six months ended April 30, 2007 and 2006, respectively. The Company's current assets exceeded its current liabilities producing working capital of $95,169 as at April 30, 2007.

m) Long Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

n) Debt and Equity Securities

The Company follows the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of capital until realized.

Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

3. Investment

On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (“4Rivers”), and all of the shareholders of 4Rivers for the purpose of diversifying the Company’s business. Pursuant to the Agreement, the Company acquired 15% of all of the issued and outstanding shares of common stock of 4Rivers for the sum of $2,000,000 and agreed to acquire the remaining 85% subject to the satisfaction of various closing conditions, for 40,665,000 common shares of the Company and provide 4Rivers with funding of $35,000,000. The closing of the acquisition of the remaining 85% is expected to occur no later than five months from the date of the Agreement.

4. Related Party Transactions

a)
During fiscal 2004, the President and Sole Director of the Company paid expenses on behalf of the Company. This advance was repaid during fiscal 2005. Since inception the President and Sole Director of the Company has invoiced the Company for rent in the amount of $5,000 ($12,300 paid). The balance is non-interest bearing, unsecured and due on demand. During fiscal 2006, the President and Sole Director of the Company advanced an additional loan of $25,530, on the same terms.

b)	During fiscal 2004 the President and Sole Director of the Company purchased 5,000,000 common shares from treasury for cash of $5,000.

5. License Agreement

The Company acquired an exclusive license to manufacture and distribute particular products from an arms-length private company. The initial term of the license is 50 years and consideration for the license was CDN$10,000 (US$8,230) (paid), and upon sale of product or the technology the Company is required to pay a royalty to the licensor equal to 5% of gross profits, this royalty to be paid on a quarterly basis.

The Company had the option to renew the license for an additional period of 50 years, by written notice prior to expiry of the initial term, and an additional payment of CDN$10,000.

The Company believes that an impairment of the license agreement exists and accordingly, has written off the license agreement at October 31, 2006.

6. Share Capital

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

In March 2006, the Company issued 5,737,375 common shares at $0.40 per share for net proceeds of $2,294,762.

7. Commitments and contingencies

The Company is required to pay a royalty to the licensor of the licensing agreement equal to 5% of gross profits. This royalty is to be paid on a quarterly basis (see Note 5).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

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

 On March 26, 2007, Med-Tech Solutions, Inc. entered into an Acquisition Agreement with the Four Rivers BioEnergy Company Inc., a Kentucky corporation (“4Rivers”), and all of the shareholders of 4Rivers for the purpose of diversifying the Company’s business.  4Rivers is a developmental stage Kentucky corporation that plans to construct, own and manage seed processing facilities and refineries for the production of ethanol and bio-diesel products and for the sale and distribution of such products. The closing of the acquisition of the Remaining 4Rivers Shares is expected to occur no later than five months from the date of the Agreement. The Company is presently conducting, and will continue to conduct, due diligence efforts to ensure that the Completion Conditions are fully satisfied.

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

As of April 30, 2007, we have made a determination that the transaction contemplated by the Letter of Intent is not expected to be completed, that we will not be able to raise the Initial Funding, that we will not acquire the right or option to acquire the remaining share capital of En Fuels (as further described above), and that our company and En Fuels will not be entering into a definitive acquisition agreement. Currently, we do not have any arrangements for negotiation of this or any other transaction.

4Rivers Heads of Agreement

On March 26, 2007, Med-Tech Solutions, Inc. entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (“4Rivers”), and all of the shareholders of 4Rivers for the purpose of diversifying the Company’s business. Pursuant to the Agreement, the Company acquired 15% of all of the issued and outstanding shares of common stock, $0.001 par value per share, of 4Rivers and agreed to acquire and, 4Rivers and the Shareholders agreed to sell, the remaining 85% of the issued and outstanding shares of 4Rivers Common Stock, subject to the satisfaction of various closing conditions as more fully described below and as set forth in Section 8 of the Agreement. In consideration for the Shares, the Company paid to 4Rivers $2,000,000 out of the Proceeds. Subject to the satisfaction of the Completion Conditions, pursuant to the terms of the Agreement, the Company would acquire the remaining 85% of the issued and outstanding shares of 4Rivers Common Stock for which the Company would then issue to the Shareholders an aggregate of 40,665,000 shares of the common stock, $0.001 par value per share, of the Company and provide to 4Rivers the amount of the Main Funding. The closing of the acquisition of the Remaining 4Rivers Shares is expected to occur no later than five months from the date of the Agreement. The Company is presently conducting, and will continue to conduct, due diligence efforts to ensure that the Completion Conditions are fully satisfied.

The Completion Conditions include, but are not limited to (i) the satisfaction of various material terms of the Agreement, (ii) simultaneously with Completion (as defined in the Agreement) the closing by the Company of a financing in the minimum amount of $35,000,000 (the “Main Funding”), (iii) during the Interim Period, in its absolute discretion, the Company not concluding that the prospects for success of the 4Rivers’ Business (as defined in the Agreement) do not justify proceeding to Completion, (iv) the transactions contemplated under the Agreement having been approved by any regulatory authorities having jurisdiction over the transactions contemplated; (v) execution by 4Rivers or the Company into the respective Completion Agreements set forth in Schedule 7 of the Agreement, and (vi) completion and delivery by 4Rivers to the Company of 4Rivers’ audited financial statements for the period from inception to March 31, 2007, subject to additional delivery of 4Rivers’ interim financial statements depending on the Completion Date (as defined in the Agreement). With the exception of transactions contemplated under the Agreement, no material relationship exists between the shareholders of 4Rivers and the Company and/or its affiliates, directors, officers or any associate of an officer or director. The Company cannot provide any guarantee that the Completion Conditions will be satisfied or that it will be successful in its efforts to complete the Main Funding.

4Rivers is a developmental stage Kentucky corporation that plans to construct, own and manage seed processing facilities and refineries for the production of ethanol and bio-diesel products and for the sale and distribution of such products.

Private Placement

In March 2007 the company completed a private placement issuing 5,737,375 at $0.40 a share. As a result of this private placement the company raised $2,294,762.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operation for the six months ended April 30, 2007 and changes in our financial condition from our fiscal year ended October 31, 2006. The following discussion should be read in conjunction with the Management’s Plan of Operation included in our Annual Report on Form 10-KSB for the year ended October 31, 2006.

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

If the company successfully completes the acquisition of the Four Rivers BioEnergy Company Inc it will then focus resources into this company, to further the construction and management of seed processing facilities and refineries for the production of ethanol and bio-diesel products and for the sale and distribution of such products.

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

Cash Requirements

The table below highlights our cash requirements over the next twelve months:

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next Twelve Months
Professional Fees (1)	$80,000 (1)
Office Expenses	$5,000
Travel Expenses (2)	$5,000
TOTAL	$90,000

(1)	Includes legal and accounting expenses associated with this statement and reporting obligations as required under the Exchange Act.

(2)	Includes travel expenses relating to the negotiation of international distribution and marketing agreements for our product.

We have cash in the amount of $148,399 as of April 30, 2007. Our total expenditures over the next twelve with the exception of funds required for the Four Rivers BioEnergy Company Inc acquisition is anticipated to be approximately $90,000, the majority of which is due to the development of our Gynecone device and general, legal, accounting and administrative expenses associated with this statement and as a result of our becoming a reporting issuer under the Exchange Act.

To successfully close the Four Rivers BioEnergy Company Inc Acquisition the company must raise $35,000,000 during the five month period after the date of the agreement. The closing date for this five month period will be August 26, 2007.

Since our inception on May 28, 2004, we have raised $2,437,992 in equity financing and in shareholder advances. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period. Therefore, during the next 12 months, we will need additional funds and we are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have any certain commitments for financing and there is no assurance that we will be successful in obtaining any funds.

RESULTS OF OPERATIONS

For the Six Months Ended April 30, 2007

for the period
May 28, 2004
(date of inception)
through	for the three months ended		for the six months ended
April 30	April 30	April 30	April 30	April 30
2007	2007	2006	2007	2006
REVENUES	-	-	-	-	-
OPERATING EXPENSES	$224,593	$54,581	$14,649	$86,505	$17,257
LOSS FROM OPERATIONS	(224,593)	(54,581)	(14,649)	(86,505)	(17,257)
INCOME TAXES	-	-	-	-	-
NET LOSS FOR THE PERIOD	$(224,593)	$(54,581)	$(14,649)	$(86,505)	$(17,257)

Revenue

We did not earn any revenues during the quarter ending April 30, 2007. We do not anticipate earning revenues until such time as we complete the initial marketing, promotion and development of our Gynecone device. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales or licensing of our product or that the revenues generated will exceed the operating costs of our business.

Expenses

Our operating expenses for the three months ended April 30, 2007 was $54,581 compared to $14,649 for the same period in 2006. This increase of 272% for the three month period ending April 30 is due to the increased cost of legal fees, the development of and promotion of Gynecone, and the results of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a net loss in the amount of $224,593 for the period from inception to April 30, 2007. Our loss was entirely attributable to the development of our Gynecone device and the expenses relating to such development and our Quarterly and Annual Reports under the Exchange Act. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

	(Unaudited)	(Audited)	Percentage
	April 30	October 31	Increase/
	2007	2006	(Decrease)
Current Assets	$148,399	$3,112	4669%
Current Liabilities	53,230	36,200	47%
Working Capital	95,169	(33,088)	-388%

	for the period
	May 28, 2004
	(date of inception)
	through	for the three months ended		for the six months ended
	April 30	April 30	April 30	April 30	April 30
	2007	2007	2006	2007	2006
Cash used by operating activities	(201,363)	(86,346)	(19,128)	(86,505)	(22,156)
Cash provided by/(used) for financing activities	2,437,992	2,311,792	-	2,311,792	(3,200)
Cash used by investing activities	(2,088,230)	(2,080,000)	-	(2,080,000)	-
Cash Increase/(Decrease)	148,399	145,446	(19,128)	145,287	(25,356)

We have cash in the amount of $148,399 and working capital of $95,169 as of April 30, 2007 compared to cash in the amount of $3,112 as of October 31, 2006. The increase in our current cash amounts is primarily due to money raised in our private placement in March 2007.

Future Financings

From inception to April 30, 2007, we have suffered cumulative losses in the amount of $224,593. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period. Depending on the success of our initial marketing efforts, we estimate that, after the initial twelve month period, if we are not able to generate any revenues from sales of our Gynecone device, we will require a further $90,000, over the next 12 months to carry out our plan of operation.

To successfully close the Four Rivers BioEnergy Company Inc acquisition the company must raise $35,000,000 during the five month period after the date of the agreement. The closing date for this five month period will be August 26, 2007.

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

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MED-TECH SOLUTIONS, INC.

Date: June 18, 2007	By:	/s/ Mark A. McLeary
Mark A. McLeary
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)