Form 10QSB
period 2007-07-31
MED-TECH SOLUTIONS, INC.
filed 2007-09-19
CIK 1312069

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ____

Commission file number 000-51574

Med-Tech Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0442163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 2200 - 1177 West Hastings Street Vancouver, British Columbia, Canada	V6E 2K3
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number :  (604) 688-7526

___________________________________
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No  ____

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ___No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 106,737,375 shares of common stock, par value $0.001 per share, outstanding as of August 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes  ___No  ☒

MED-TECH SOLUTIONS, INC.

INDEX

PART I – FINANCIAL INFORMATION:		Page

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets at July 31, 2007 (unaudited) and October 31, 2007	2

	Condensed Statements of Operations for the Three and Nine Months Ended July 31, 2007 and 2006 (unaudited), and for the Cumulative Period from May 28, 2004 (Inception) through July 31, 2007 (unaudited)	3

	Condensed Statement of Changes in Stockholders’ (Deficiency) Equity for the Period from Inception, May 28, 2004 to July 31, 2007 unaudited)	4

	Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2007 and 2006 (unaudited), and for the Cumulative Period from May 28, 2004 (Inception) through July 31, 2007 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Controls and Procedures	19

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Statements made in this Form 10-QSB (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, or “continue”, or the negative thereof. Med-Tech Solutions, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  In evaluating these statements, you should consider various factors, including the risks discussed from time to time, in the other reports we file with the United States Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the year ended October 31, 2006. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this Quarterly Report on Form 10-QSB (the “Quarterly Report”), the terms "we", "us", "our", the “Company” and “Med-Tech” mean Med-Tech Solutions, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

MED-TECH SOLUTIONS, INC.
(A Development Stage Enterprise)
UNAUDITED CONDENSED BALANCE SHEET
(Stated in US Dollars)

	(Unaudited)
	July 31	October 31
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$27,796	$3,112

LONG TERM
Investments (Note 3)	2,080,000	-

Total assets	$2,107,796	$3,112

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$40,545	$15,000
Due to director (Note 4)	4,231	21,200

	44,776	36,200

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY/(DEFICIENCY) (Note 6)
Preferred shares; par value $0.001 per share; 100,000,000 shares authorized, -0- and -0- issued and outstanding as of July 31, 2007 and October 31, 2006	-	-

Common stock; par value $0.001 per share; 500,000,000 shares authorized,and 106,737,375 and 101,000,000 issued and outstanding as of July 31, 2007 and October 31, 2006	106,738	101,000

Additional paid in capital	2,293,024	4,000

Deficit accumulated during development stage	(336,742)	(138,088)

Stockholders' equity/(deficiency)	2,063,020	(33,088)

Total liabilities and stockholders' equity/(deficiency)	$2,107,796	$3,112

See accompanying notes to unaudited condensed financial statements.

MED-TECH SOLUTIONS, INC
(A Development Stage Enterprise)
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
(Stated in US Dollars)
(unaudited)

	for the period
	May 28, 2004
	(date of inception)
	through	for the three months ended		for the nine months ended
	July 31	July 31	July 31	July 31	July 31
	2007	2007	2006	2007	2006

OPERATING EXPENSES	$336,742	$112,149	$15,530	$198,654	$32,787

LOSS FROM OPERATIONS	(336,742)	(112,149)	(15,530)	(198,654)	(32,787)

INCOME TAXES	-	-	-	-	-

NET LOSS FOR THE PERIOD	$(336,742)	$(112,149)	$(15,530)	$(198,654)	$(32,787)

BASIC AND DILUTED LOSS PER SHARE		$(0.001)	$(0.002)	$(0.002)	$(0.003)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		106,737,375	10,100,000	103,549,944	10,100,000

See accompanying notes to unaudited condensed financial statements.

MED-TECH SOLUTIONS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY
FOR THE PERIOD FROM INCEPTION, MAY 28, 2004 TO JULY 31, 2007
(Stated in US Dollars)
(unaudited)

	(Note 6)			Deficit
	Common			Accumulated	Total
	Shares		Additional	During the	Stockholders'
	Number		Paid In	Develoment	Equity/
	of Shares	Par Value	Capital	Stage	(Deficiency)

May 2004, issued common
shares for cash $0.0001	50,000,000	$50,000	$(45,000)	$-	$5,000

September 2004, issued common
shares for cash @ $0.001	50,000,000	50,000	-	-	50,000

Net loss for the period ended
October 31, 2004	-	-	-	(9,076)	(9,076)

Balance, October 31, 2004	100,000,000	100,000	(45,000)	(9,076)	45,924

November 2004, issued common
shares for cash @ $0.05	1,000,000	1,000	49,000	-	50,000

Net loss for the year ended
October 31, 2005	-	-	-	(71,086)	(71,086)

Balance, October 31, 2005	101,000,000	101,000	4,000	(80,162)	24,838

Net loss for the year ended
October 31, 2006	-	-	-	(57,926)	(57,926)

Balance, October 31, 2006	101,000,000	101,000	4,000	(138,088)	(33,088)

March 2007, issued common
shares for cash @ $0.40	5,737,375	5,738	2,289,024	-	2,294,762

Net loss for the period ended
July 31, 2007	-	-	-	(198,654)	(198,654)

Balance, July 31, 2007	106,737,375	$106,738	$2,293,024	$(336,742)	$2,063,020

See accompanying notes to unaudited condensed financial statements.

MED-TECH SOLUTIONS, INC.
(A Develoment Stage Enterprise)
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
(Stated in US Dollars)
(unaudited)

	for the period
	May 28, 2004
	(date of inception)
	through	for the nine months ended
	July 31	July 31	July 31
	2007	2007	2006

OPERATING ACTIVITIES
Net loss for the period	$(336,742)	$(198,654)	$(32,787)
Item not affecting cash
Amortization of license agreement	165	-	123
Write off of license agreement	8,065	-	-
Changes in non-cash working capital items
Accounts payable and accrued liabilities	40,545	25,545	9,842

Cash used by operating activities	(287,967)	(173,109)	(22,822)

FINANCING ACTIVITIES
Advance from shareholders	4,231	(16,969)	(3,200)
Issuance of share capital	2,399,762	2,294,762	-

Cash provided by/(used) for financing activities	2,403,993	2,277,793	(3,200)

INVESTING ACTIVITIES
Investment acquired	(2,080,000)	(2,080,000)	-
Acquisition of license agreement	(8,230)	-	-

Cash used by investing activities	(2,088,230)	(2,080,000)	-

CASH INCREASE/(DECREASE)	27,796	24,684	(26,022)
CASH, BEGINNING OF PERIOD	-	3,112	26,553

CASH, END OF PERIOD	$27,796	$27,796	$531

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the unaudited condensed financial statements.

Med-Tech Solutions, Inc.
(A Development Stage Enterprise)
Notes to the Condensed Financial Statements
(Expressed in US Dollars)
(Unaudited)

July 31, 2007

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

On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (“4Rivers”), and all of the shareholders of 4Rivers for the purpose of diversifying the Company’s business.  Pursuant to the Agreement, the Company acquired 15% of all of the issued and outstanding shares of common stock of 4Rivers for the sum of $2,000,000 and agreed to acquire the remaining 85% subject to the satisfaction of various closing conditions, for 40,665,000 common shares of the Company and provide 4Rivers with funding of $35,000,000. The closing of the acquisition of the remaining 85% is expected to occur on September 26, 2007

The Company has elected a year end of October 31.

Med-Tech Solutions, Inc.
(A Development Stage Enterprise)
Notes to the Condensed Financial Statements
(Expressed in US Dollars)
(Unaudited)

July 31, 2007

1.	Nature of Operations (continued)

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

In accordance with SFAS No. 52 "Foreign Currency Translation," monetary assets and liabilities are translated at year-end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year.  Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of loss. For the period ended July 31, 2007 the Company had $68 ($Nil – 31Jul06) foreign exchange loss.

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

July 31, 2007

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the period ended July 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the

Med-Tech Solutions, Inc.
(A Development Stage Enterprise)
Notes to the Condensed Financial Statements
(Expressed in US Dollars)
(Unaudited)

July 31, 2007

3.	Significant Accounting Policies (continued)

g) Stock-Based Compensation (continued)

period ended July 31, 2007 was $0. Pro forma stock based compensation was $0 for the period ended July 31, 2007.

h)	Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”   The Company recognizes revenue when persuasive evidence of an arrangement exists, when title and risk of ownership have passed, the sales price is fixed or determinable, and collection is probable.  As at July 31, 2007, the Company had no revenues to report.

i)	Advertising Costs

The Company expenses all advertising costs as incurred.  As at July 31, 2007, the Company had no advertising costs to expense.

j)	Research and Development

In accordance with Statement of Accounting Standards No. 2 the Company expenses all research and development costs as incurred.   As at July 31, 2007, the Company had no research and development costs to expense.

k)	Segment Information

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.   At July 31, 2007, the Company only has one reporting segment.

l)	Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss from continuing operating of $198,654 and $32,787 for the nine months ended July 31, 2007 and 2006, respectively. The Company's current liabilities exceeded its current assets producing a working capital deficiency of $16,980 as at July 31, 2007.

Med-Tech Solutions, Inc.
(A Development Stage Enterprise)
Notes to the Condensed Financial Statements
(Expressed in US Dollars)
(Unaudited)

July 31, 2007

2.         Significant Accounting Policies(continued)

m)	Long Lived Assets

The Company has adopted Statement of Financial accounting Standards No. 144 (SFAS 144). The statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavourable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The company evaluates the recoverability of long-lived assets based upon discounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No.144 also requires assets to be disposed or be reported at the lower of the carrying amount of fair value less costs to sell.

n)	Debt and Equity Securities

The Company follows the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available for sale.

Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holdings gains and losses are not included in earnings but are reported as a net amount(less expected tax) in a separate component of capital unless realized.

Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are included in earnings.

Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

3.	Investment

On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (“4Rivers”), and all of the shareholders of 4Rivers for the purpose of diversifying the Company’s business.  Pursuant to the Agreement, the Company acquired 15% of all of the issued and outstanding shares of common stock of 4Rivers for the sum of $2,000,000 and agreed to acquire the remaining 85% subject to the satisfaction of various closing conditions, for 40,665,000 common shares of the Company and

Med-Tech Solutions, Inc.
(A Development Stage Enterprise)
Notes to the Condensed Financial Statements
(Expressed in US Dollars)
(Unaudited)

July 31, 2007

3.         Investment (continued)

provide 4Rivers with funding of $35,000,000. The closing of the acquisition of the remaining 85% is expected to occur on September 26, 2007.

4.	Related Party Transactions

a)
During fiscal 2004, the President and Sole Director of the Company paid expenses on behalf of the Company.  This advance was repaid during fiscal 2005.  Since inception the President and Sole Director of the Company has invoiced the Company for rent in the amount of $5,000 ($12,300 paid). The balance is non-interest bearing, unsecured and due on demand.  During fiscal 2006, the President and Sole Director of the Company advanced an additional loan of $25,530 on the same terms of which $4,231 was outstanding at July 31, 2007.

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

Med-Tech Solutions, Inc.
(A Development Stage Enterprise)
Notes to the Condensed Financial Statements
(Expressed in US Dollars)
(Unaudited)

July 31, 2007

6.	Share Capital (continued)

In May 2004, the Company issued 50,000,000 common shares at $0.0001 per share for gross proceeds of $5,000.

In November 2004, the Company issued 1,000,000 common shares at $0.05 per share for gross proceeds of $50,000.

In March 2007, the Company issued 5,737,500 common shares at $0.40 per share for gross proceeds of $2,294,762.

7.	Commitments and contingencies

The Company is required to pay a royalty to the licensor of the licensing agreement equal to 5% of gross profits.  This royalty is to be paid on a quarterly basis (see Note 5).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Risk Factors

Please see the risk factors applicable to our company and our business set forth in our Annual Report filed on Form 10-KSB for the year ended October 31, 2006 filed with the SEC on February 13, 2007, which are hereby incorporated by reference.

Introduction

We are a development stage company seeking to market and distribute a medical pessary device designed for women. On October 29, 2004, we entered into a license agreement (the “License Agreement”) with MDMI Technologies Inc. (“MDMI”), a private Canadian federal corporation, for a term of 50 years, pursuant to which we acquired an exclusive worldwide license to manufacture, market, and distribute a medical pessary device for the treatment of female urinary incontinence called the “Gynecone”. Our plan of operation for this business is to develop and market the Gynecone device and secure agreements and/or working relationships with potential distributors of the Gynecone device. If we actively pursue this business, we also intend to establish distribution agreements with major independent medical device distributors and work directly with these parties to perform all necessary activities including regulatory approvals, networking, clinician training and promotion.

In the Gynecone business our pricing strategy will be to provide the lowest cost product while providing features related to safety and efficacy, which are equivalent to or better than those of competitive products. It is expected that the Gynecone will be at a lower price than these products. We also intend to establish distribution agreements with major independent medical device distributors and work directly with these parties to perform all necessary activities including regulatory approvals, networking, clinician training and promotion.

The entity from which the Company has the Gynecone license is under investigation by the British Columbia Securities Commission.  Until the commission has concluded its investigation, the Company’s ability to rely on the agreement is in suspense because the licensor may not be able to continue as a going concern.

On March 26, 2007, Med-Tech Solutions, Inc. entered into an Acquisition Agreement with the Four Rivers BioEnergy Company Inc., a Kentucky corporation (“4Rivers”), and all of the shareholders of 4Rivers for the purpose of diversifying the Company’s business.  4Rivers is a developmental stage Kentucky corporation that plans to construct, own and manage processing facilities for the production of ethanol and bio-diesel products and for the sale and distribution of such products. The closing of the acquisition of the Remaining 4Rivers Shares is expected to occur no later than six months from the date of the Agreement, or late September 2007. The Company is presently conducting, and will continue to conduct, due diligence efforts to ensure that the Completion Conditions are fully satisfied, and Med-Tech is pursuing a private placement to raise funds to satisfy its obligations under the Acquisition Agreement.

We have not earned any revenues to date. We intend to earn revenues from sales of our Gynecone device. We do not anticipate earning revenues until such time as various licensing issues are determined and we complete the marketing, promotion and development of our Gynecone device. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales of our products or that the revenues generated will exceed our operating costs. Since our inception, we have used our common stock to raise money for asset acquisitions, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

4Rivers Acquisition Agreement

On March 26, 2007, Med-Tech entered into an Acquisition Agreement, as modified and supplemented (the “Agreement”), with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (“4Rivers”), and all of the shareholders of 4Rivers for the purpose of diversifying the Company’s business. Pursuant to the Agreement, the Company acquired 15% of all of the issued and outstanding shares of common stock, $0.001 par value per share, of 4Rivers and agreed to acquire and, 4Rivers and the Shareholders agreed to sell, the remaining 85% of the issued and outstanding shares of 4Rivers Common Stock, subject to the satisfaction of various closing conditions as more fully described below and as set forth in Section 8 of the Agreement. In consideration for the Shares, the Company paid to 4Rivers $2,000,000 out of the proceeds of a private placement conducted for the purpose of raising such funds. Subject to the satisfaction of the Completion Conditions (as defined and set forth in the Agreement), pursuant to the terms of the Agreement, the Company would acquire the remaining 85% of the issued and outstanding shares of 4Rivers Common Stock for which the Company would then issue to the Shareholders an aggregate of 40,665,000 shares of the common stock, $0.001 par value per share, of the Company and provide to 4Rivers the amount of the Main Funding which the Agreement establishes as a private placement of equity of Med-Tech of $35,000,000. The closing of the acquisition of the Remaining 4Rivers Shares is expected to occur no later than six months from the date of the Agreement. The Company is presently conducting, and will continue to conduct, due diligence efforts to ensure that the Completion Conditions are fully satisfied.

The Completion Conditions include, but are not limited to (i) the satisfaction of various material terms of the Agreement, (ii) the closing by the Company of the Main Funding, (iii) during the interim period, in its absolute discretion, the Company not concluding that the prospects for success of the 4Rivers’ Business (as defined in the Agreement) do not justify proceeding to Completion (as defined in the Agreement), (iv) the transactions contemplated under the Agreement having been approved by any regulatory authorities having jurisdiction over the transactions contemplated; (v) execution by 4Rivers or the Company into the respective Completion Agreements set forth in Schedule 7 of the Agreement as modified, and (vi) completion and delivery by 4Rivers to the Company of 4Rivers’ audited financial statements. With the exception of transactions contemplated under the Agreement, no material relationship exists between the shareholders of 4Rivers and the Company and/or its affiliates, directors, officers or any associate of an officer or director. The Company cannot provide any guarantee that the Completion Conditions will be satisfied or that it will be successful in its efforts to complete the Main Funding.

4Rivers is a developmental stage Kentucky corporation that plans to construct, own and manage seed processing facilities and refineries for the production of ethanol and bio-diesel products and for the sale and distribution of such products.

March 2007 Private Placement

In March 2007 the company completed a private placement issuing 5,737,375 at $0.40 a share. As a result of this private placement the company raised $2,294,762.

Plan Of Operation

The following discussion and analysis summarizes our plan of operation for the next twelve months, without taking into account the completion of the acquisition of 4Rivers.  To the extent that the Company consummates that acquisition, the plan of operations will be that of 4Rivers, which will be set forth in a Current Report on Form 8-K filed in connection with the acquisition and in all subsequent reports of the Company. The following discussion should be read in conjunction with the Management’s Plan of Operation included in our Annual Report on Form 10-KSB for the year ended October 31, 2006.

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

(1)Includes legal and accounting expenses associated with this statement and reporting obligations as required under the Exchange Act.

(2) Includes travel expenses relating to the negotiation of international distribution and marketing agreements for our product.

We have cash in the amount of $27,796 as of July 31, 2007. Our total expenditures over the next twelve with the exception of funds required for the 4Rivers acquisition is anticipated to be approximately $90,000, the majority of which is due to the development of our Gynecone device and general, legal, accounting and administrative expenses associated with this statement and as a result of our becoming a reporting issuer under the Exchange Act.

To successfully close the 4Rivers acquisition, the Company must raise $35,000,000 during the six month period after the date of the Agreement. The closing date for this six month period will be September 26, 2007.

Since our inception on May 28, 2004, we have raised $2,437,992 in equity financing and in shareholder advances. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period. Therefore, during the next 12 months, we will need additional funds and we are seeking these additional funds from equity and debt financings, conducted through private placement and loans. Currently, we do not have any certain commitments for financing, and there is no assurance that we will be successful in obtaining any funds.  In connection with the acquisition of 4Rivers, if successful, the Company will need substantial funds to complete the business plan of constructing and operating an ethanol facility.

Results Of Operations

For the Nine Months Ended July 31, 2007

Revenue

We did not earn any operating revenues during the three months ended July 31, 2007. We do not anticipate earning operating revenues until such time as we complete the initial marketing, promotion and development of our Gynecone device.  We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales or licensing of our product or that the revenues generated will exceed the operating costs of our business.

Expenses

Our operating expenses for the three months ended July 31, 2007 was $112,149 compared to $15,530 for the same period in 2006. This increase of 722% for the three month period ended July 31, 2007, is due to the increased cost of legal fees in connection with the private placement concluded in March 2007 and the fees associated with the acquisition of 4Rivers and the results of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a net loss in the amount of $336,742 for the period from inception to July 31, 2007. Our loss was attributable to the development of our Gynecone device and the expenses relating to such development, acquisition costs related to our various acquisition activities including those associated with the acquisition of 4Rivers, and our Quarterly and Annual Reports under the Exchange Act. We have not earned any operating revenues to date. We can provide no assurance that we will earn any operating revenues or that any revenue from operations or other sources will exceed the expenses incurred.

Liquidity And Capital Resources

At July 31, 2007, we had cash in the amount of $27,796 and a working capital deficiency of $16,980 compared to cash in the amount of $3,112 as of October 31, 2006. The increase in our current cash amounts is primarily due to money raised in our private placement in March 2007, less the amount used to acquire the 15% interest of 4Rivers.

Future Financings

From inception to July 31, 2007, we have suffered cumulative losses in the amount of $336,742. We presently do not have sufficient funds to pursue our stated plan of operation for the next twelve month period for either the Gynecone device or, if the acquisition of 4Rivers is completed, the full implementation of that business plan.

To successfully close the Four Rivers BioEnergy Company Inc acquisition the company must raise at least $35,000,000 during the six month period after the date of the Agreement. The closing date for this six month period will be September 26, 2007.

Therefore, during the next 12 months, we will be seeking additional funds by means of equity and debt financings.  Equity financings most likely will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional expenditures.  Therefore, we also anticipate engaging in debt financings, from investors and from institutions. We are currently exploring all possible avenues to obtain future financing, but we cannot predict as to whether we will be successful.

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

The Company currently acts as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond will be to achieve potential long-term growth through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Item 3.	Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None

Item 6.   Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MED-TECH SOLUTIONS, INC.

Date: September 18, 2007	By:	/s/ Mark A. McLeary
Name: Mark A. McLeary
Title: Chief Executive Officer and Chief Financial Officer