Form 10KSB
period 2007-10-31
MED-TECH SOLUTIONS, INC.
filed 2008-02-08
CIK 1312069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: October 31, 2007

/  / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-31091

FOUR RIVERS BIOENERGY INC.

(formerly, MED-TECH SOLUTIONS, INC. )

(Name of Small Business Issuer in Its Charter)

NEVADA (State of Incorporation)	980442163 (Small Business Issuer I.R.S. Employer I.D. Number)

P.O. Box 1056 Calvert City, Kentucky (Address of principal executive offices)	42029 (zip code)

(270) 282-0943

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’ s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

Issuer’s revenues for the fiscal year ended October 31, 2007 were $0.

As of January 15, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant (73,634,883, shares) was approximately $88,361,859.

As of January 15, 2008, there were 113,449,883 shares of Common Stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐

No  ☒

Med-Tech Solutions, Inc.

Annual Report on Form 10-KSB

Fiscal Year Ended October 31, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include our limited experience with our business plan; unexercised options to acquire land suitable for our business; unconstructed bio-energy production facilities; pricing pressures on our product caused by competition, sensitivity to corn prices and other bio oils, the demand for bio-ethanol, the cost of energy, and the price and production of gasoline; our dependency on one proposed plant; the status of the federal bio-ethanol tax incentive and our compliance with regulatory impositions; our potential engagement with hedging transactions; the continuing world interest in alternative energy sources; and our capital needs.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under “Part I, Item 1, Description of Business - Risk Factors.”

NOTICE CONCERNING CHANGE OF NAME AND REVERSE SPLIT

On January 25, 2008, the shareholders of the company approved a change of name of the company from “Med-Tech Solutions, Inc.” to “Four Rivers BioEnergy Inc.”  The amendment to the certificate of incorporation was filed on January 25, 2008, with the Secretary of State of the State of Nevada and was effective on filing.  Because this Annual Report on Form 10KSB relates to a fiscal period when the company operated under the Med-Tech name, for purposes of clarity in distinguishing between the company during that fiscal period and up until the time of the acquisition of The Four Rivers BioEnergy Company Inc., a Kentucky corporation, on December 4, 2007, on the one hand, and the new business and direction of the company after that acquisition, on the other hand, the disclosure herein uses the former name to relate to the operations of the company before and during the 2007 fiscal year and up until December 4, 2007, when it acquired The Four Rivers BioEnergy Company Inc., a Kentucky corporation.

Also on January 25, 2008, the shareholders of the company approved a reverse split of the outstanding common stock at the rate of one share for 17 outstanding shares.  Again, because this Annual Report on Form 10KSB relates to the periods when the larger number of shares was outstanding, the share numbers have not been adjusted for the reverse split.  The reverse split was proportional as to all shares and shareholders, therefore, the percentages of ownership have not changed as a result of the reverse split.

The financial statements set forth herein relate to the prior fiscal periods when the name of the company was Med-Tech Solutions, Inc., they have been changed or adjusted to reflect the change of name and reverse split.

PART I

Item 1.

Description of Business

Throughout fiscal 2007, the company remained a development stage company.

It was originally intended that the Company would focus on the marketing and distribution of a medical pessary device designed for women, however, for reasons set out below, that business has not commenced on a commercial scale and, as a result, the company had nominal assets and operations and may be characterized as a shell company during fiscal 2007 and until December 4, 2007, at which time it acquired The Four Rivers BioEnergy Company, Inc, which is  described in detail in the section entitled “Recent Events.”

The company’s dormant medical pessary device business is based on a license agreement dated October 29, 2004, with MDMI Technologies Inc. (“MDMI”), a private Canadian federal corporation, for a term of 50 years, pursuant to which it acquired an exclusive worldwide license to manufacture, market, and distribute the medical pessary device called the “Gynecone” for the treatment of female urinary incontinence. . The company is not pursuing the Gynecone business  because MDMI has been the target of an ongoing and unresolved investigation by the British Columbia Securities Commission and the directors do not believe it prudent to  consider a strategy for this business until the investigation is complete. Until the investigation of MDMI by the government of British Columbia is complete, it is not possible to determine if the Gynecone business will have any operational value or if there would be a third party purchaser.

The directors intend to transfer the business of the dormant Gynecone business into a wholly owned subsidiary of the company within the next few months.

Recent Events

Acquisition of Four Rivers

On December 4, 2007, the company acquired by shares exchange, The Four Rivers BioEnergy Company, Inc. a Kentucky corporation (“Four Rivers”), under an agreement dated March 26, 2007 and subsequently amended.  The terms of the acquisition and the business of Four Rivers is described below under “Description of Acquired Business.”

December Offering of Equity Securities

On December 4, 2007, the company consummated a private offering of its equity securities.  In the offering the company raised gross proceeds of $25,365,580 from the sale of an aggregate of 28,183,978 shares of common stock.  The offering was a condition to the consummation of the acquisition of Four Rivers.  The shares sold in the offering were offered at $.90 per share.  After commissions and expenses of the offering, the net proceeds to the company were $22,829,022.

International Capital Partners SA (“ICP”) was the exclusive placement agent for the offering and was paid a fee of $2,536,558 which was equal to 10% of the raised proceeds.  The company granted ICP a right of first refusal until such time as the company has raised $129,000,000 (net of expenses) from sales of its common stock or other equity securities (including those sold in the offering), to act as the company’s exclusive placement agent with respect to all common stock and other equity offerings. However, with the consent of ICP, Four Rivers has appointed another international investment banking entity as exclusive agent for a further equity offering. As a part of its consent to the arrangement with this other firm, ICP modified its right of first refusal in return for the payment of $1,000,000, payable upon the closing of the proposed equity offering and agreed to assume responsibility for the payment of some of the expenses of the proposed equity offering. The right of first refusal will be reinstated in the event the proposed equity offering is not successful in raising between $80-$110,000,000.  Under the terms of the right of first refusal, ICP will have 30 calendar days from the date it receives notice from the company of the proposed offering to negotiate in good faith the terms of the proposed offering.  Thereafter, if ICP declines to undertake the offering, then the company will be free to negotiate the proposed terms of the offering with another placement agent on terms no more favorable than those offered to ICP.  If the terms are more favorable, ICP has the right to accept the more favorable terms within 15 days notice of the better terms.  The terms of the proposed equity financing have not been negotiated, and there can be no assurance that the company will successfully conclude such negotiations or consummate such an offering.

The issuance of shares of common stock to the investors in the offering was completed pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended (“Securities Act”). The shares of common stock acquired by the investors may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. The company is not required to file a registration statement to register the shares of common stock sold pursuant to the offering. The investors have agreed not to sell the shares that they have acquired for a period of twelve months from the consummation date of the offering, unless permitted by the company. Notwithstanding the foregoing, by purchasing the shares, each investor agreed to be bound by any lock-up period required by state regulatory agencies or any other governmental regulation, including but not limited to, applicable US and European Union laws and regulations.

Future Financing

The business plan of Four Rivers includes the acquisition of a site and building an approximately 130 MMGPY corn based dry mill fuel grade bio-ethanol plant with front end fractionation.  To raise the funds, the company has established relationships with a couple of investment banking firms and institutional lenders that are familiar with the industry in which the company will be operating.  The company is under discussions for a private offering of equity securities with one of the investment bankers.  However, given the unsettled state of the financial markets, the terms of any such offering have not been determined, including the amount of securities to be sold and the pricing of any offering.  The company is also in active discussions with the institutional lender for various forms of financing, including mezzanine financing, construction lending and municipal bond support.  The terms of these forms of financing have not been finalized, in part because of the conditions of the credit markets in the United States.  The company is also pursuing with Kentucky jurisdictions the availability of municipal bond financings, and one of the jurisdictions has taken an initial action to commence the approval process for a bond issue.

Because of the unsettled conditions of the capital markets, the aforementioned financing discussions may take longer than otherwise expected.  There can be no assurance given that the company will be able to commence any offerings or obtain any of the sought financing, or that the terms of any proposed financing will be acceptable to the company or investors.  If the company is unable to obtain the financing it requires for its bio-ethanol plant construction and operations, it will have to modify or curtail its plans.  Modification may include delay in pursing the development and construction of the proposed Plant facilities, scaling down the size, changing the engineering as currently proposed, and seeking acquisitions of related businesses and operations and technologies, among other things.  Any substantial change in the ability to finance the company or change in the business plan may change the value of the company and reduce the opportunity for investors to realize a positive return on their capital investment.  Furthermore, the right of first refusal held by ICP may also be reinstated because the transaction size is not sufficiently large, which may hinder the company’s ability to obtain financing.

Amendment to the Certificate of Incorporation

On January 25, 2008, the company obtained the approval of the shareholders to change the name of the company to Four Rivers BioEnergy Inc. and effect a one for 17 shares reverse split.  The board of directors filed the charter amendment on January 25, 2008 and the changes were effective on filing.  The Over-the-Counter Bulletin Board effected for trading purposes the change on January 29, 2008.  As of that date, the common stock commenced trading under the symbol FRBE.OB.  As a result of the reverse split, the aggregate number of outstanding shares was reduced from 113,449,883 to approximately 6,673,523, subject to the issuance of additional shares to be issued to provide for the rounding up of fractional shares.

Description of Acquired Business

On December 4, 2007, the company and Four Rivers consummated an Acquisition Agreement dated March 26, 2007, as amended on June 14, 2007, August 22, 2007, and November 16, 2007 (referred to herein as the “Acquisition Agreement” or the “Share Exchange”).  Under the terms of the Acquisition Agreement, the company acquired all the outstanding equity securities held by the shareholders of Four Rivers not then held by the company in exchange for 40,665,000 shares of common stock.  By this exchange of shares, the company acquired Four Rivers as a wholly-owned subsidiary.

As a result of the recapitalization and change in control of the Company, Four Rivers is the acquiring entity in accordance with Financial Accounting Standards No. 141, Business Combinations. For accounting purposes, Four Rivers shall be the surviving entity and the transaction shall be accounted for using the purchase method of accounting.

Four Rivers was a developmental stage company whose primary business was to develop, own and operate an approximately 130 MMGPY corn  based dry mill fuel grade bio-ethanol plant with front end fractionation and a 35 MMGPY bio-diesel plant and other renewable bio-energy facilities (together, the “Plant”).  Four Rivers intends that provision be made in the design to allow the Plant’s output to be increased; to be able to convert entirely or partially from natural gas to more attractive energy sources; and to introduce planned improvements by way of introducing new technology and processes which will improve the overall efficiency of the Plant and provide it with competitive advantage.  The Plant is designed to convert corn oil derived from the fractionation and vegetable oils (primarily soy oil) to fuel grade bio-diesel and other energy and animal feed co-products such as dried distillers grains ("DDG").

The Four Rivers BioEthanol Company Limited, a wholly-owned subsidiary of Four Rivers, was incorporated in England.  We will refer to these companies together as “Four Rivers”.  Except as otherwise indicated by the context, references in this document to “Med-Tech,” “company,” “we,” “us,” or “our” are references to the combined business of Med-Tech and Four Rivers.

Four Rivers acquired options to procure approximately 380 acres of land suitable for the development of the integrated bio-energy facility in a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky. The site has been selected by Four Rivers because it provides good logistics, being on or proximate to major rivers within the Mississippi River system, located in the Central part of the United States, and proximate to excellent rail and road infrastructures and utility sources. Four Rivers considers river transportation to be highly important for the bulk supply of the corn and oil feed stocks necessary to the operation of the integrated bio-energy facility and for the delivery of finished products, such as bio-ethanol, bio-diesel and DDG, to customers.

In total it has acquired options under nine option agreements covering parcels of adjacent land on the site. The aggregate consideration payable upon exercise of all of these options is some $6 million. Between  December 2007 and February 2008 Four Rivers exercised options over 257 acres for a total purchase price of approximately $4.0m (all of which was settled in cash bar $600,000 which was settled by granting the vendor the right to require the balance to be paid in cash or shares in the Company at a underlying issue price of $0.9 within two years of the date that the option was exercised). Of the remaining options, Four Rivers expects to exercise its options to acquire some further 82 acres for a total consideration of approximately $1.2m later in February 2008.The options over the remaining acreage under option are valid under January 2009.  Four Rivers is also seeking to acquire further land on adjacent sites and is currently negotiating for approximately 106 acres of river front property for the possible future development of a commercial port to facilitate the shipment in and out of raw material and end product for third parties by river and several other smaller parcels of land which, whilst not essential, would improve still further the logistics of the overall site. In total there is approximately another 275 acres of land on the site that could be acquired in future expansion.

The planned bio-ethanol plant is expected to initially process approximately 50 million bushels (about 1,389,000 tons) of corn per annum and to produce approximately 130 MMGPY of fuel grade denatured bio-ethanol from approximately 1,111,000 tons per year of endosperm from fractionation of the corn, plus:

175,000 tons per year of Germ (from fractionation)

105,000 tons per year of Bran (from fractionation)

152,000 tons per year of High Protein DDG (co-product from the bio-ethanol process), and

396,100 tons per year of CO2 (co-product from the bio-ethanol process).

As part of the planned development of the Plant, approximately 27,800 tons per year of corn oil is expected to be extracted from the germ and is planned to form a portion of the feedstock for the biodiesel plant thus enhancing the economics of the Plant.  Inherent in the results of the bio-ethanol process when using fractionated corn is an enhanced and high protein DDG co-product with a potentially wider market.

The planned bio-diesel plant is expected to process approximately 130,000 tons of pre-treated vegetable oils and to produce approximately 35 MMGPY of fuel grade B 100 (100%) biodiesel.

In addition to satisfactorily progressing its land acquisition strategy on a prime site as described above, Four Rivers has made substantial progress on all major front end development activities, which are in various stages of negotiation or development.  Four Rivers is in the process of determining the terms of or completing contracts for the following:

•

The supply of the Engineering, Procurement and Construction services necessary for the construction of the Plant.

•

The supply of necessary feedstock with major agricultural supplier.

•

The off-take of both bio-ethanol and bio-diesel products with major distributors.

•

The off-take of co-products with various potential buyers.

•

The supply of process equipment also supply and installation of infrastructure necessary to the Plant.

The design and build contracts will be via an Engineering, Procurement and Construction lump-sum, turnkey contract, including provision of process technologies (EPC Contract).  From the effective date and start of the EPC Contract until Plant start-up, the expected time is approximately 24 months.

Funding of Construction

The total funding requirement for the construction and initial operation of the Plant as currently contemplated is estimated to be approximately $400 million.  The estimated cost of the integrated bio-energy facility is approximately $270 million and the balance of $130 million is for working capital, fees and debt service.  The projected funding mix will be equity and debt, with the goal to be 40% equity and 60% debt.

 Four Rivers has dialogues with and is seeking financing commitments from money center and/or regional banks with experience in the bio-energy industry. The currently sought and possible senior debt structure is based upon a form of term sheet with WestLB, under which it would act as lead arranger. WestLB has been prominent in arranging senior debt facilities in the bio-ethanol industry in the past. Under the proposed term sheet, the currently estimated senior debt portion of $175m has been calculated on the basis of $1.25 per annual gallon produced, which is in line with management’s original business plan (including $0.10 for working capital). Repayment of senior debt principal would be  subject to a scheduled repayment of 6% per annum on the second anniversary of financial close plus a “Cash Sweep”. The Cash Sweep is calculated as 40% of EBITDA, less interest on senior debt and interest on mezzanine debt. Interest payments would be payable quarterly at a projected annual equivalent rate of 350 basis points above LIBOR. Final legal maturity is anticipated to be six years after construction and commissioning of the Plant.

Four Rivers is also seeking to obtain financing commitments from mezzanine finance providers of approximately $60 million. Four Rivers is in discussions with an investment banking firm that is an experienced mezzanine finance provider in the bio-ethanol industry regarding tax exempt and taxable bonds for the proposed project whereby local government organizations would seek to issue bonds in favor of the Project under the solid waste Revenue Bond Scheme.

Four Rivers has also signed an engagement letter with an international investment banking firm for a proposed private placement of equity securities. The objective is to raise up to $110 million from the sale of common stock.

Given the currently unsettled state of the capital markets and credit markets, there is no assurance that the company will be able to sell any of its securities on the terms it is discussing with financing sources or raise the amount of capital that it seeks for this phase of its financing.  Even if financing is available, it may not be on terms that are acceptable to the company.  The company does not have binding commitments for the currently sought financings.  In addition, the company does not have any determined sources for the full amount of funding required for the design, procurement, construction and commissioning of the proposed Plant .. There is no assurance that any or all of the funding will be obtainable as desired or in full to build the Plant, and there is no assurance that the above described financing arrangements will be successfully completed.  If the company is unable to raise the necessary capital at the times it requires such funding, it may have to materially change its business plans, including modifying the proposed Plant, delaying implementation of aspects of the business plan or curtailing or abandoning its business plan.  The company is a speculative investment, and investors may lose their investment and the opportunity to profit from the proposed business plan.

Product Technologies

Plant Design

The management of Four Rivers has identified a number of opportunities to take advantage of recent developments to enhance the configuration of the bio-ethanol plant by incorporating corn fractionation and anaerobic/aerobic digestion systems from the commencement of production.  In addition, the management of Four Rivers is considering the use of a multi-train design for the biodiesel plant to allow for greater production flexibility.  By making modifications to the overall design of the Plant, it is anticipated that the proposed integrated bio energy facility will be at the forefront of the new generation of plants.

Corn fractionation is the process of separating the corn into its three main component parts:

•

Endosperm, the starch bearing material;

•

Germ, which contains corn oil. After extracting the corn oil, the de-oiled germ is used for animal feed and may be converted to energy; and

•

Bran, which is used for animal feed and may be converted to energy.

Rather than processing the whole grain of corn in the bio-ethanol process, as originally planned, using corn fractionation only the starch bearing material will be processed.  Therefore the throughput of the Plant for essentially the same size plant equipment can be increased from approximately 105 million gallons per year to around 130 million gallons per year and will then use about 50 million bushels of corn per year.  Produced quantities and types of co-products will also be affected due to these enhancements.

In addition, the corn oil extracted from the germ used to supply the planned biodiesel plant will be higher quality and will need less pretreatment.  After extracting the corn oil from the germ, the de-oiled germ may be sold as an animal feed on its own or as a mix with the bran.  The de-oiled germ may also be used as a source of energy by being burned via a gasification process.

The main co-product from the bio-ethanol process is called distillers’ grains and by using corn fractionation these contains a higher protein content.  The traditional market for distillers’ grains is for animal feed and the high protein content enables the enhanced product to be sold into the poultry, fish and pet food markets.  Traditionally, the soluble co-products (thin stillage and syrup) are added to the distillers’ grains, which impacts on the quality of the product and requires the use of more energy to dry the combined co-product.  Under the proposed design, Four Rivers will divert the soluble co-products from the fermentation area of the bio-ethanol plant to be used as a feedstock for the anaerobic/aerobic digestion system.  The distillers’ grains may also be used as a source of energy by being burned or via a gasification process.

Any use of the de-oiled germ, bran or distillers’ grains as a source of energy will reduce the Plants reliance on externally purchased energy sources, such as electrical power and natural gas.

A combined anaerobic/aerobic digestion system also referred to as thin stillage treatment is planned and is a process whereby some of the thin stillage from the fermentation area of the bio-ethanol plant is used to generate methane gas which can reduce the energy requirement of the Plant by a considerable amount.  This reduction might be in the order of 45%. This would reduce the need for and use of expensive energy sources such as natural gas.

In addition to the methane gas generated by the anaerobic/aerobic digestion system, the system produces a residual sludge.  Water can be extracted from the sludge and be recycled for use in the bio-ethanol process and the dried sludge can then be sold for fertilizer.

The management of Four Rivers has decided to organize the construction of the biodiesel plant in order that the completion of its construction coincides with the start-up of the bio-ethanol plant.  This will allow the management of Four Rivers to take advantage of the then available own source of corn oil as a feedstock substitute and/or supplement to soy oil or other bought in feedstock thus resulting in reduced operating costs for the input requirement of the biodiesel plant.

The biodiesel plant may also be reconfigured into two or three trains to produce the overall design capacity of 35 million gallons per annum.  This configuration will allow for increased flexibility by being able to simultaneously process different types of feedstock including but not limited to corn oil, animal fat, vegetable oils, soy oil, etc. depending upon prevailing market conditions and availability of feedstock. In addition, the multiple train design will allow increased turndown with increased operating and maintenance flexibility.

Even with the proposed changes in the business plan, the management of Four Rivers has maintained the integrity of the fundamental design concepts to be able to increase the size of the facilities by up to 100%.  In addition, the layout of the Plant site has areas allocated to take into account further technological developments, such as cellulosic bio-ethanol process.

The design of the logistics infrastructure capability of the Plant in the form of rail and river facilities also takes these expansion plans into account at this stage of the development of Four Rivers.

Considerable progress has been made towards securing the environmental air permit from the Kentucky DEP the permit was officially issued on 4 December 2007 and allows Four Rivers to begin site work when design is sufficiently advanced.

Bio-ethanol

Ethyl alcohol, also known as ethanol is a flammable, colorless chemical compound.  Bio-ethanol is a grain alcohol, equivalent to that found in alcoholic beverages which may be used as gasoline blend stock.  In the United States, bio-ethanol has been used for this purpose since the 1930’s. Bio-ethanol is produced through the fermentation of starch and sugar based feed stocks, and then it is denatured so it is not fit for human consumption. Fuel grade denatured bio-ethanol typically is created by adding gasoline to the ethyl alcohol.

According to the Renewable Fuels Association (RFA), approximately 85% of bio-ethanol in the United States today is produced from corn, and approximately 9% of the bio-ethanol is produced from a corn and other input mix.  For example, bio-ethanol can be produced from a number of different types of grains, such as wheat and milo, as well as from agricultural waste products such as rice hulls, potato waste and brewery and beverage wastes.

Bio-ethanol is marketed across the United States as an oxygenate (meaning that it adds oxygen to the fuel mixture) to reduce vehicle emissions as part of federal and state clean fuel programs which require the use of oxygenated gasoline in areas with certain levels of air pollution. Bio-ethanol is also marketed as an octane enhancer to improve vehicle performance and reduce engine knock. Management believes substantially most United States bio-ethanol production is currently used as a fuel additive in gasoline.

According to reports from the U.S. Environmental Protection Agency ("EPA") and others, due to their availability and cost, bio-ethanol and MTBE (METHYL tertiary-butyl ether, more commonly known as MTBE, which is used to make gasoline burn more efficiently and cleaner) are the two primary additives used to meet the federal oxygenate requirements for gasoline. In recent years, there has been growing public concern about MTBE contamination of water supplies. These concerns have resulted in twenty-five states banning or significantly limiting the use of MTBE and the consequent growth in demand for bio-ethanol.

Bio-Diesel

Bio-diesel is an alternative fuel similar to “conventional” or “fossil” diesel.  Bio-diesel can be produced from straight vegetable oil, animal oil/fats, tallow and waste cooking oil.  The process used to convert these oils to bio-diesel is called transesterification.  This process is the reaction of a triglyceride (fat/oil) with an alcohol to form esters and glycerol, using a catalyst, which is typically sodium hydroxide (caustic soda) or potassium hydroxide (potash).  After the reaction time, which can be from one to eight hours, two major products are created, bio-diesel and glycerin.    These are separated, excess alcohol is removed by evaporation, and the products are washed and purified.  Transesterification is an economical process, requiring only low temperatures and pressures and producing a 98% conversion yield.

The main benefit of bio-diesel is that it can be described as generally carbon neutral.  This means that the fuel produces no appreciable net output of carbon in the form of carbon dioxide.  This effect occurs because when the oil crop grows it absorbs about the same amount of carbon dioxide as is released when the fuel is combusted.

Anaerobic/Aerobic Digestion System (Thin Stillage Treatment System)

Under the proposed Plant design, the soluble waste (co-product), “thin stillage” from the fermentation area of the bio-ethanol plant will be diverted to the anaerobic digestion system to be used as a feedstock.  The distillers’ grains may also be used as a feedstock for this system or as a source of energy by being burned via a gasification process.

A combined anaerobic/aerobic digestion system is a process whereby the thin stillage from the fermentation area of the bio-ethanol plant, is used to generate methane gas which can reduce the energy requirement of the Plant by a considerable amount.  This reduction is expected to be at least 30% and could be as high as 60%.  Actual amount depends on efficiency of the fractionation process, bio-ethanol fermentation and equipment used in the anaerobic/aerobic digestion system and overall facility operation and management.  During detail design Four Rivers will decide an optimized mix of all parameters.  In any event this configuration will significantly reduce the need for and use of expensive energy sources such as natural gas and also provide the Company with considerable “green” credentials.

The first step of the treatment system incorporates a complete-mix anaerobic process which will digest a substantial portion of the organics contained in the thin stillage waste. As a result of the anaerobic digestion process, methane-rich biogas is generated which will be utilized as fuel to run the bio-ethanol plant. Following anaerobic digestion, the anaerobic solids will be concentrated and may be either land applied and used as a fertilizer or else burned as a source of additional fuel. The aerobic polishing step following anaerobic treatment will further purify the thin stillage wastewater and, through a treatment system create a very clean effluent which may be reused or we expect can be discharged to the river. Again, solids from the aerobic process will be concentrated and either land applied as a fertilizer or burned as a source of additional fuel. The system will incorporate the most effective combination of treatment technologies to optimize the generation of biogas while resulting in an environmentally friendly effluent.

In addition to the methane gas generated by the anaerobic/aerobic digestion system, the system produces a residual sludge.  Water can be extracted from the sludge and be recycled for use in the bio-ethanol process and the dried sludge can then be sold for fertilizer.

The anaerobic digestion of waste not only has a positive influence on the environment, but also offers many direct advantages to the farming sector, as follows:

➢

Significant reduction in the risk of spreading disease;

➢

Significant reduction in harmful emissions to air - methane, is a strong greenhouse gas;

➢

Significant reduction in odour problems;

➢

Reduction in the use (and cost) of artificial mineral fertilizers;

➢

Reduction in the use of landfill by recycling biogenic waste back to the land; and

➢

Reduction in surface and ground water pollution (especially important for Nitrate Vulnerable Zones)

The combined preparation, processing, anaerobic and aerobic digestion and storage of the treated material is considered as Best Practice and is indeed environmentally (and socially) responsible form of management for wastes, which at the same time also gives more stable, balanced and higher nutrient values to the farmers.

Government Support for Bio-ethanol

The United States government supports and promotes the use of bio-ethanol in a number of important ways as described below:

The US Government makes tax credits available of $0.51 per gallon to promote the use of bio-ethanol as a gasoline substitute in a 10% blend (E10):  This credit currently extends through 2010 and a similar credit of $0.4335 per gallon for 85% blend (E85). On August 8, 2005, the Energy Policy Act of 2005 was adopted. This comprehensive energy legislation includes a nationwide renewable fuels standard ("RFS") and eliminates the oxygenate requirement for reformulated gasoline in the Reformulated Gasoline ("RFG") program included in the Clean Air Act. The RFS establishes minimum nationwide levels of renewable fuels to be included in gasoline, increasing from 4.0 billion gallons of RFS mandated usage in 2006 to 7.5 billion gallons by 2012. On December 19, 2007 the President signed into law the Energy Independence and Security Act 2007 which increased the RFS to 9 billion gallons in 2008 and steps up in a prescribed annual increments to 36 billion gallons by 2022.

The Renewable Fuels Association ("RFA") expects that bio-ethanol should account for the largest share of the renewable fuels produced and consumed under an RFS. Given this objective, additional plants for the production of renewable fuels must be built.  Recently proposed legislation extended the $1 per-gallon bio-diesel tax credit through 2008 and the $0.10 per-gallon small agri-bio-diesel producer income tax credit was extended through 2008.  The United States Department of Energy has established a goal of replacing 30% of domestic gasoline usage with biofuels, including bio-ethanol, by 2030.  Overall, there are a number of legislative initiatives being proposed by different interests before the United States Congress from time to time, many of which will encourage greater use of renewable fuels and offer tax incentives and protection to develop the industry. Proposed legislation would also require the Secretary of Energy to promulgate regulations to ensure that each major oil company that sells gasoline in the United States through wholly-owned or branded stations provides pumps that dispense E-85 fuel (a blend of fuel of which approximately 85% of the content is derived from bio-ethanol produced in the United States) at not less than: (1) a specified percentage of all of its stations (increasing from 5% in 2008 to 50% in 2017); and (2) a minimum percentage of its stations in each state.  The proposed legislation would allow a company to earn and sell production credits when it exceeds the percentage required and prohibit companies from using credits purchased to fulfill geographic distribution requirements.  The proposed legislation would also amend the Energy Policy Act of 1992 to increase to 100% the proportion of vehicles acquired by a federal fleet in and after 2008 that must be light duty alternative fueled vehicles, and it would amend the Clayton Act to: (1) prohibit restricting the right of a franchisee to install a renewable fuel pump; and (2) define "gasohol" as any blend of bio-ethanol and gasoline.  A significant part of the proposed legislation would require makers of new automobiles capable of operating on gasoline or diesel fuel to ensure that a specified percentage of automobiles manufactured in any model year after 2007 for sale in the United States (increasing from 10% in 2008 to 100% in 2017) are dual fueled automobiles and the legislation offers a manufacturer to earn and sell production credits if it exceeds the number required.   The proposed legislation further requires the Secretary of Transportation to promote the use of fuel mixtures containing gasoline or diesel fuel and one or more alternative fuels. In 1980, Congress imposed a tariff on foreign produced bio-ethanol (made from cheaper sugar cane) to make it more expensive than domestic supplies derived from corn. This tariff was designed to protect the benefits of the federal tax subsidies for United States farmers. The tariff was originally $0.60 per gallon in addition to a 3.0% ad valorem duty (based on the value of the product) for United States farmers. The tariff was subsequently lowered to $0.54 per gallon and was not adjusted completely in sync with the change in the tax benefit. the company cannot assure investors that it will not be changed or removed entirely. In May 2006, bills were introduced in both the U.S. House of Representatives and U.S. Senate to repeal the $0.54 per gallon tariff. It cannot be estimated the extent to which the volume of imports would increase or the effect on U.S. prices for bio-ethanol if this proposed legislation is enacted or if the tariff is not renewed beyond its current expiration of January 1, 2009. Bio-ethanol imports from 24 countries in Central America and the Caribbean Islands are exempted from this tariff under the Caribbean Basin Initiative in order to spur economic development in that region.  The CBI is governed by the U.S. – Caribbean Basin Trade Partnership Act which currently continues in effect until September 30, 2008.  Under the terms of the Caribbean Basin Initiative, member nations may export bio-ethanol into the United States up to a total limit of 7.0% of United States production per year (with additional exemptions from bio-ethanol produced from feedstock in the Caribbean region over the 7.0% limit). Imports from the exempted countries and Brazil, which, according to the RFA, were 161.1 million gallons or 4.7% of United States bio-ethanol production in 2004, have increased in recent years. These imports are expected to increase further as a result of new plants under development, including a new plant under development by Cargill, Inc. in El Salvador that would take the water out of Brazilian bio-ethanol and then ship the dehydrated bio-ethanol to the United States duty-free.

Market Positioning

There are four key parameters that affect the economic viability of a biofuels project.  The most important of these factors are the price of oil and the number of competing plants and companies.  In addition, the other most important factors are the supply and demand of feedstock and products and the overall efficiency of production relative to competition.

As oil pricing is the most important factor, any rise in the price of oil will benefit the biofuels industry.  The generally held view is that over the last few years the crude oil market has fundamentally shifted to a new price level driven by the explosive growth in demand from the developing Asian countries, notably China and India.  The company is basing its model on the price of crude oil trading in at least the 50-60 $/bbl range.

Production capacity is the second most important factor.  According to research conducted by Four Rivers, there is either on line or in construction capacity within the United States of approximately 12,028 MMGPY as of as of April 5, 2007 of bio-ethanol. There are about 194 plants, of which 141 are located in the Midwest states.  These plants produce about 5,685 MMGPY of bio-ethanol.  There are under construction plants estimated to have a production capacity of about 6,343 MMGPY, of which about 70% of the capacity will be located in the Midwestern states.  The research also shows that there is very little production capacity extant or planned for Kentucky.  Thus, management believes that Kentucky should provide an advantageous location both because it is closer to the under-served market of the Southeastern United States and may enable Four Rivers to achieve favorable treatment regarding tax allowances and development grants.

The Bio-ethanol Market

Bio-ethanol has two potential gasoline markets.  Since bio-ethanol will be the principal product produced at the proposed Plant, this market will be the primary one and most important one for the financial success of the company.  The E10 gasoline market is one where bio-ethanol is used as a high octane blending component in traditional gasoline.  This is equivalent to an aggregate bio-ethanol demand of 14.4 billon gallons based upon 2006 consumption figures.  Bio-ethanol can be incorporated into the gasoline blend at the rate of up to 10% without the need to modify existing vehicles.  To go above 10% in the United States will require the approval of the motor manufacturers before the oil industry would be wiling to do so, barring some form of legislative mandate.

The E85 gasoline market is one that uses motor fuel blends of up to 85% bio-ethanol and just 15 percent gasoline.  This gasoline can only be used in flexible fuel vehicles, and there are currently only about 6 million of such vehicles on United States roads.  Such vehicles can be made in most vehicle classes.  Although small, there is a growing number of fuelling stations where such E85 gasoline is sold, mostly in the Midwest.  Although this market could represent a future significant market, it represents only one percent of the total bio-ethanol used in the United States fuel supply, which was itself comprised of only 4% of gasoline.  Additionally, it will take a significant amount of investment to develop a distribution network and availability of such vehicles and manufacturer and consumer acceptance.

Feed Stock Supply

The company does not anticipate any problems in obtaining the raw materials for the production of its biofuels.  The non-bio-ethanol United States demand for corn is not expected to increase over the next decade, and actual demand in the longer term future is expected to remain flat.  Export of corn for non bio-ethanol purposes is also expected to remain flat.  The corn industry, however, has been able to improve yields and therefore supply, and the NCGA Renewables Fuels Forum has suggested that with increasing yields, incremental acreage shifts and new technology, it is quite feasible that corn growers could harvest increasing amounts which would provide adequate supplies, even as demand increases from the bio-ethanol producers.

Notwithstanding the assumptions about the future, in the short term, it is expected that there may be tight supply for corn feedstock as the number of bio-ethanol plants coming on line increases in the near term and overall capacity for bio-ethanol production grows.  As long as there is a mismatch between demand and supply which characterizes the current market situation, it is expected that there will be price increases and price fluctuation in corn feed stock.

The company plans on entering into longer term supply arrangements for its feed stocks to smooth out its cost of raw materials.  Management of Four Rivers, as part of the process of anticipating operations, has been in discussions with suppliers of corn and believes that it will be able to enter into supply contracts on terms that will permit it to operate its planned facilities at economic rates.  Also, because of the Plants’ positioning, it expects that its more favorable transportation costs will enable the company to absorb some of the increases that may occur from time to time in the price of its feed stocks.

Notwithstanding the fact that corn forms the basis for most bio-ethanol production, the industry will also be exploring other sources of biomass for the production of bio-ethanol.  One of these is cellulosic biomass, which is basically wood.  Cellulose contains glucose, the same type of sugar that is found in corn starch and can be fermented to bio-ethanol using conventional yeasts.  There is much research and development yet to be done to bring this source of bio-ethanol to a market reality.

For the bio-diesel product, the Plant primarily will use soy oils.  Currently, management believes there is adequate supply of soybeans and soybean products in the United States and international markets.  Because of the growth in production of soy beans world wide, it is currently anticipated that there will be downward pressure on the price of this raw material in the near future.

Competition

The bio-bio-ethanol market is rather fragmented.  There are a number of well known producers with substantial production capacity, revenues and funding with established sources of supply and customers, many of which are under long term arrangements.  In addition, however, there are also a large number of smaller producers, many being farm cooperatives, with limited ability to source supplies and limited ability to deliver significant quantities of bio-ethanol and with a customer base.  Many of these smaller producers supply the larger companies.

The leading companies in the bio-bio-ethanol market are Archer-Daniels-Midland Company, Aventine Renewable Energy Holdings, Inc., Cargill, Inc. and A.E. Staley Manufacturing Company, a subsidiary of Tate & Lyle, PLC.  There is additional competition from such companies as US Bioenergy, VeraSun Energy Corp., and Hawkeye Holdings.  All of these potential competitors to the company are operational and have an established place in the market.  Some of the potential competitors are divisions of larger enterprises and have greater financial resources. Although many of the potential competitors are larger than the company, it also will have smaller competitors. Farm cooperatives comprised of groups of individual farmers have been able to compete successfully in this industry. In addition, many of the new bio-ethanol plants under development across the country are driven by farmer ownership.

The company also will face competition in the United States market from international suppliers which are becoming an increasingly important source of bio-ethanol. Although there is a tariff on foreign produced bio-ethanol imported into the United States that is roughly equivalent to the federal bio-ethanol tax incentive, bio-ethanol imports are growing and are expected to continue to grow in the future.

Not only will the competition be in the customers for the products of the company, but these companies will also produce competition in sourcing the feed stocks necessary for the Plant.  The larger companies typically enter into long term supply arrangements and engage in hedging transactions which can acquire supply well in advance of use.  The smaller cooperatives typically will source their feed stock from the coop members within the vicinity of their plants and such growers will not be selling into the open market.

Environmental Matters

The company will be subject to various stringent federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. There can be no assurance given that the company will be able to meet these standards, or in the future the company will  be at all times in complete compliance with these laws, regulations or permitting requirements. It is possible that the company will become subject to legal actions brought by environmental, regulatory authorities, advocacy groups and other parties for actual or alleged violations of environmental laws and regulations and certain of the required environmental permits for the proposed Plant.

Although the company will be building a new plant which will incorporate the most recent technologies, it is anticipated that the company will have to make significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.  In addition, the air emissions from the integrated facility will be subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state laws which generally require reduction of emissions. In addition to increased costs, more stringent standards may also limit operating flexibility. Because other bio-ethanol manufacturers will have similar restrictions, however, management believes that compliance with more stringent environmental laws and regulations is not likely to affect its competitive position. However, these costs could adversely affect the financial condition and results of operations in the future and such costs may be material.

The EPA has drafted a final National Emissions Standard for Hazardous Air Pollutants (NESHAP) under the federal Clean Air Act for industrial, commercial and institutional boilers and process heaters. This NESHAP, which became effective on November 12, 2004, is expected to require producers of bio-ethanol to implement maximum achievable control technology to reduce hazardous air pollutant emissions from certain of boilers and process heaters.  The company anticipates that because its proposed Plant is new, this will not be any significant cost to the company.

Four Rivers is at an advanced stage in connection with it “air permit” application with the Kentucky EPA.

Employees

As of October 31, 2007, the company had no employees or consultants and prior to the acquisition of Four Rivers we conducted our activities largely through agreements with arms-length third parties. Since December 4, 2007, Four Rivers and the company has ongoing employment or service contracts with eight individuals who provide ongoing consulting, management and support services  As we implement our business plan, some consulting positions will become employee positions, and we expect to expand our employee and consultant numbers.

Merger and Acquisition Strategy

The planned overall Plant design and, in particular, the integration of new technologies with a more traditional bio-ethanol plant, is innovative in the bio-ethanol industry and is expected to derive significant efficiencies. Currently the market for bio-ethanol is fragmented and most established plants use relatively small traditional plants which do not take advantage of Four River’s innovations. Recent changes in market conditions, both in the markets for raw material input and in the oil industry generally, coupled with the prevailing uncertainties in the capital markets, are expected to place strains on the viability of many traditional plants and this represents an interesting opportunity for Four Rivers to selectively search for established bio-ethanol plants that have inherently good distribution logistics and access to adequate land for expansion and which offer the prospect of benefiting from the efficiencies developed by Four Rivers. It is feasible, therefore, that Four Rivers may identify such plants for acquisition, in circumstances where the clear opportunity exists to purchase traditional plants and enhance them, based upon the know-how and designs developed by Four Rivers and which will be piloted at the Kentucky site. In addition there are thought to be various economies of scale that make a selective acquisition strategy in the bio-ethanol industry potentially interesting. Whilst Four River’s main strategy and focus is planned to be on the Kentucky development, its management has determined that it will be alert for such acquisition opportunities.

Risk Factors

Risks Relating to the Bio-Energy Business

The company is a start-up business, at the stage of initial planning and financing for the implementation of its business plan.

The company is in the development stage.  In this financing, it is seeking a portion of the initial capital for the acquisition of properties and building a plant for bio-ethanol and bio-diesel production.  Therefore, an investment in the company is subject to all the risks of a business commencing the development and initial implementation of its business plan as well as the initial capitalization of the business plan, including, among other things, adequate financing, the ability to obtain additional funding as needed, proper budgeting and budget overruns, unforeseen delays in construction and implementation, inability to obtain property, regulatory compliance and approvals, obtaining materials, licenses and permits, technological difficulties, and hiring personnel.  Any of these may delay implementation of the bio-energy business plan or cause it to have to be changed or abandoned or cause the need for more capital.

Management has oil, gas and bio-energy related business experience, and limited direct experience in the construction and operation of a bio-ethanol and bio-diesel production facility.

Although the management of the company has and will hire experience in energy production industry and the bio-energy and wind energy business, it has limited direct experience in constructing and operating a dry mill fuel grade bio-ethanol and bio-diesel plant.  Therefore, investors are assuming the risk that this management team may not have fully developed all the aspects of the bio-energy business plan as may be required or may not be able to implement the business plan as required.

The company has options on parcels of land that are favorably located for transportation of its raw materials and products, which if not acted on or honored, may have a detrimental affect on the perception of the company and its future operational advantages.

One of the operational benefits of the company is its options to acquire land suitable for construction of the bio-energy facilities that will be able to use the tributaries of the Mississippi River for transportation and, additionally is located near existent rail and road transportation.  Moreover, these land parcels are located near natural gas lines and electric power lines.  The location of the property will provide less costly access to the markets in the Southeastern United States and other markets served by the Mississippi river system, which are currently under-served with bio-energy products.  Moreover, this location will permit the sourcing of raw materials more easily and less expensively over time.  If the company loses the options on these properties or the option is not honored, it is likely that transportation costs will severely impact future profit margins and investors and lenders will perceive that the company will have lost one of its primary advantages.

The company must construct its intended bio-energy production facilities, which if not achieved within budget and on time may reduce the value of an investment in the company.

The company must construct its first production facility.  Therefore, it will bear all the risks associated with the design, location, permitting and construction of a technologically advanced plant.  In addition, it must access all the necessary regional infrastructure systems, such as gas pipe lines, the electric grid, rail lines and roads.  Construction of a river port for the facility must also be accomplished.  Construction and access will require compliance with zoning, environmental and work safety regulations.  If the company does not implement the construction phase correctly, it is likely to experience delays and cost overruns, which may delay commencement of operations or require additional funds than budgeted, any of which may have a negative impact.

The company will operate in a competitive industry, which competition may limit its ability to be profitable in the future.

Because the greater part of the proposed business will be the production of fuel grade bio-ethanol in the United States, the company will compete with other corn processors and refiners of bio-energy products, including Archer-Daniels-Midland Company, Aventine Renewable Energy Holdings, Inc., Cargill, Inc. and A.E. Staley Manufacturing Company, a subsidiary of Tate & Lyle, PLC. All of these potential competitors are operational and have an established place in the market.  Some of the potential competitors are divisions of larger enterprises and have greater financial resources. Although many of the potential competitors are larger than the company, it also will have smaller competitors. Farm cooperatives comprised of groups of individual farmers have been able to compete successfully in this industry. In addition, many of the new bio-ethanol plants under development across the country are driven by farmer ownership.

The company also will face competition in the United States market from international suppliers which are becoming an increasingly important supply of bio-ethanol. Although there is a tariff on foreign produced bio-ethanol imported into the United States that is roughly equivalent to the federal bio-ethanol tax incentive, bio-ethanol imports are growing and are expected to continue to grow in the future.

The business of the company will be sensitive to corn prices and other bio oils, and increased in the prices of these products may not be able to be passed on to its customers.

Although there are different bio-mass materials that the company might be able to use in the production of its bio-energy products, the currently projected principal raw material to be used to produce bio-ethanol and bio-ethanol by products is corn. Changes in the price of corn can significantly affect the proposed business of the company. In general, rising corn prices will produce lower profit margins. A similar effect will result from price increases in soy beans and soy bean oil. It is anticipated that the company will market its products using longer term supply contracts for the sale of its products under which a price increase in the basic raw materials may not be able to be passed on to the customer. At certain price levels of end products, corn and soy bean prices may make bio-ethanol and bio-diesel uneconomical to use in markets where the use of fuel oxygenates and bio-energy alternatives is not mandated or practical.

The price of corn and soy beans is influenced by general economic, market and regulatory factors. These factors include weather conditions, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade and global demand and supply. The significance and relative impact of these factors on the price of these agricultural products is difficult to predict. Factors such as severe weather or crop disease could have an adverse impact on the business prospects because the company may be unable to pass on higher costs to its customers. Any event that tends to negatively impact the supply of corn and soy beans will tend to increase prices and potentially harm the proposed business. The increasing bio-ethanol capacity in the United States could boost demand for corn and result in an increased price for corn.  As bio-diesel fuels become more common place, the same could happen in this sector of the bio-energy market.

In an attempt to partially offset the effects of fluctuations in corn and soy costs on operating profits, the company may establish hedging positions in the futures markets. However, these hedging transactions also involve risk to the proposed business of the company.

If the expected continued increase in bio-ethanol demand does not occur, or if the demand for bio-ethanol otherwise decreases, there may be excess capacity in the industry

United States capacity for the production of bio-ethanol has increased steadily over the last decade. In addition, currently there is a significant amount of capacity being added to the industry. Government programs, including tax incentives, ecological objectives, resource management objectives among them, have encouraged the increase of production for alternative fuels such as bio-ethanol during this period.  Demand for bio-ethanol and bio-diesel, however, may not increase as quickly as expected or to a level that exceeds supply, or at all. If the bio-ethanol and bio-diesel fuel industry has excess capacity and such excess capacity results in a fall in prices, it will have an adverse impact on the business prospects and the future results of operations, cash flows and financial condition.

Excess capacity may result from the increases in capacity coupled with insufficient demand. Demand could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption could occur as a result of increased gasoline or oil prices. For example, price increases could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage. There is some evidence that this has occurred in the recent past as United States gasoline prices have increased.

The cost of energy will be another significant component of the business cost structure, which may impact margins and reduce earnings if significantly increased.

The company will rely on third parties for its energy sources, including natural gas, oil and electricity suppliers. The supply prices and availability of energy has been subject to changing market conditions from time to time. Market conditions often are affected by factors beyond its control such as weather conditions, overall economic conditions and foreign and domestic governmental regulation and relations. Significant disruptions in the supply of energy could temporarily impair the ability to manufacture bio-ethanol and bio-diesel for customers. Further, increases in energy pricing relative to the costs of potential competitors may adversely affect implementation of the proposed business plan and, in the future, the results of operations and financial condition.

Fluctuations in the selling price and production cost of gasoline may reduce the prospects of the business plan and its future profit margins

The bio-ethanol that the company will produce will be marketed both as an oxygenate to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of gasoline with which it is blended. As a result, the sales price of the bio-ethanol will be influenced by the supply and demand for gasoline, and if gasoline demand decreases, the efficacy of the project may be impaired or after the Plant commences its operations, the results of operations and financial condition may be materially adversely affected.

If the company sells its products under fixed price contracts, which is its current intention, the pricing may be at a price level lower than the prevailing price over the term of the contract

If the company employs fixed price contracts, which is typically required in the industry and it is its intention to do so, then at any given time, a contract may be at a price level different from the prevailing price, and such a difference could materially adversely affect the future results of operations and financial condition.

As a start up operation, the company will be dependent on the one proposed plant and any operational disruption could result in a reduction of its sales volumes and could cause it to incur substantial expenditures.

The proposed plant initially will be in one location.  Any disruption to that facility will have an adverse effect on the implementation of its business plan and, later, to its overall operations.  Disruptions may be caused by any number of things.  Initially it may be construction delays due to labor stoppages, inability to obtain materials, permitting requirements and redesign requirements.  After commencement of operations, they may be founded on other issues such as labor disruptions, disruptions in supply, transportation difficulties, unscheduled downtime for repair or modification, or hazards inherent in the industry. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension or termination of operations and the imposition of civil or criminal penalties. As protection against these hazards, the company plans to maintain property, business interruption and casualty insurance, but it cannot provide any assurance that insurance will be adequate to fully cover the potential hazards described above or that the company will be able to obtain or renew insurance on commercially reasonable terms or at all.

The elimination or significant reduction in the federal bio-ethanol tax incentive could have a material adverse effect on the implementation of the business plan and future results of operations

The United States bio-ethanol and alternative fuel industry is highly dependent upon a myriad of federal and state legislation and regulation.  These include tax incentives and benefits, tariff protection, and policy mandates such as required use of oxygenates.  Any changes in such legislation or regulation could materially adversely affect the prospects for  the proposed business, the implementation of the Four River business plan, and, later if it commences operations, the results of operations and financial condition of the company.

Historically, the cost of producing bio-ethanol has been higher than the market price of gasoline. The production of bio-ethanol is made more competitive by federal tax incentives. The current federal excise tax incentive program, allows gasoline distributors which blend bio-ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell regardless of the blend rate. If the fuel is blended with bio-ethanol, the blender may claim a $0.51 per gallon tax credit for each gallon of bio-ethanol used in the mixture. No assurance can be given that the federal bio-ethanol tax incentives will be renewed in the future, or if renewed, on what terms they will be renewed. The elimination or significant reduction in the federal bio-ethanol tax incentive could have a material adverse effect on the implantation of the company business plan or on the future results of operations.

Changes in other regulatory regimes may have an adverse affect on the efficacy of the business plan and future results of operations

There are many regulatory considerations that the company will have to consider and comply with during the development of the business and acquiring and constructing the proposed Plant.  These include energy policy, agricultural policy, zoning requirements and policy, and business development incentives among other things.  The company also may be affected by environmental, health and safety laws, regulations and liabilities.  Once the company commences operations, including the construction activities, it will be subject to various stringent federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees. In addition, some of these laws and regulations require the facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. It cannot be predicted if the company will be in complete compliance with these laws, regulations or permits or that it will have all permits required to operate the proposed business. It is likely that it will be subject to legal actions brought by environmental, regulatory authorities, advocacy groups and other parties for actual or alleged violations of environmental laws and regulations and certain of its environmental permits. In addition, it is expected that the company will have to make significant capital expenditures on an ongoing basis to comply with these stringent environmental laws, regulations and permits.

The company will be subject to potential liability for the investigation and cleanup of environmental contamination the properties that it owns or operates and at off-site locations where it arranges for the disposal of hazardous wastes. If these or other materials are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, it may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or "CERCLA," or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources.  The company may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from such properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs.

In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of environmental laws and regulations or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investment for environmental controls. Present and future environmental laws and regulations (and interpretations thereof) applicable to operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures and may have a material adverse effect on construction costs, business plan implementation and future results of operations or financial condition.

The hazards and risks associated with producing and transporting the bio-energy products (such as fires, natural disasters, explosions, abnormal pressures and spills) may result in personal injury claims or damage to property, natural resources and third parties. As protection against these kinds of operating hazards, the company plans to maintain insurance coverage against some, but not all, potential losses. Coverage is likely to include, but will not be limited to, physical damage to assets, employer's liability, comprehensive general liability, automobile liability and workers' compensation. The company does not plan on carrying environmental insurance. The occurrence of events which result in significant personal injury or damage to its property, natural resources or third parties that is not fully covered by insurance could have a material adverse impact on the prospects of the company and future results of operations and financial condition.

Once operations are commenced, the company may engage in hedging transactions which involve risks that can harm its business

In the future, the company will consider using hedging techniques in an attempt to minimize the effects of the volatility of corn and soy oil, natural gas, electricity and bio-ethanol (“commodities”) and interest rates on operating profits. Hedging arrangements will expose it to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or there is a change in the expected differential between the underlying price in the hedging agreement and the actual price of the commodities. Although the company will attempt to link its hedging activities to sales plans and pricing activities, hedging activities can themselves result in losses. There can be no assurance that, if employed hedging, losses will not occur. Alternatively, the company may choose not to engage in hedging transactions in the future with the result that it will be directly subject to changes in its commodity prices.

Alternative energies are becoming increasingly important in the United States and world economy, causing increasing investment devoted to improvements and development of new alternatives and technologies.

As a result of increasing interest and investment in the development of alternative energy sources, it is expected that there will be significant developments during the next decade. The development and implementation of new technologies may cause a reduction in the costs or use of bio-ethanol and bio-diesel fuels or result in better alternatives. It cannot be predicted when new technologies may become available, the rate of acceptance of new technologies by competitors and customers, or the costs associated with such new technologies. In addition, advances in the development of alternatives to bio-ethanol and bio-diesel could significantly reduce demand for or eliminate the need for bio-ethanol and bio-diesel fuel. Any advances in technology may require significant capital expenditures to remain competitive.  In addition, they may have an impact on the efficacy of the Four River operations and future results of operations and financial condition.

The capital needs of the company will be significant, which will require the company to issue additional securities including debt and equity securities or a combination thereof or to enter into various loan arrangements.

Because the projected costs of building the proposed Plant for bio-ethanol and bio-diesel production will be significant, the company will have to raise additional capital by means of selling additional equity securities and entering into various loan arrangements.  The company will also seek institutional financing and state and municipal backed instruments, some of which may be secured or unsecured. There is no assurance that such additional equity and debt financing is available, and the company does not have any specific binding commitments at this time, although management of the company has been in discussions with various investment banks and lenders and has non-binding letters of intent.  To obtain debt financing, the company may have to pledge its current and future assets or issue securities either to the lender or to investors to raise additional funds in the future.  Any of these arrangements may have an adverse effect on the market for our common stock and the ability of the company to raise additional funds.  It is anticipated that there will be significant leverage of the equity of the company to obtain the required funds for the implementation of the business plan and through the early years of production once commenced.

Implementation of Section 404 of the Sarbanes-Oxley Act of 2002 on a Timely Basis.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending October 31, 2008. Under current rules, commencing with our annual report for the fiscal year ending October 31, 2009 our independent registered accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting.

We have not yet developed a Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements and how independent auditors will apply these requirements and test companies' internal controls, is still reasonably uncertain.

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We may not be able to complete a Section 404 plan on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Risks Relating to our Common Stock

There has not been an active trading market for our common stock. Failure to develop and/or maintain a trading market could negatively affect the value of our shares and make it difficult or impossible for shareholders to sell their shares.

On May 5, 2006, our common stock commenced trading on the Over-the-Counter Bulletin Board (“OTCBB”). To date, there has not been an active trading market in our common stock. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for our shareholders to sell their shares or recover any part of their investment in us. If an active public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased. If we are successful in developing and establishing a trading market for our common stock, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

The market price of our common stock may be adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•

the company's ability to execute on its business plan;

•

operating results below expectations;

•

loss of any strategic relationship;

•

industry developments;

•

economic and other external factors; and

•

period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of interests of existing stockholders.

We are authorized to issue up to 500,000,000 shares of common stock, $0.001 par value per share, and up to 100,000,000 shares of preferred stock, $0.001 par value per share, of which there were 113,449,878 shares of common stock issued and outstanding before the reverse split (approximately 6,673,522 after the reverse split) and two shares of preferred stock issued and outstanding. We therefore have a substantial number of authorized shares of common stock that remain unissued. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

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

We may sell additional shares or securities convertible into shares for required construction and operating capital that could dilute the ownership interest of investors.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock who may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by our management may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

Companies trading on The Over The Counter Bulletin Board (the “OTC Bulletin Board”), such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. We have been current in our reporting requirements for the last four years, however, there can be no assurance that in the future we will always be current in our reporting requirements.

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person’s account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2.

Description of Properties

In fiscal 2007 we rented approximately 200 square feet of office space located at Suite 2200-1177 West Hastings Street Vancouver, BC, V6E 2K3, Canada at an approximate cost of $200 on an month-to-month basis.  As of December 4, 2007, we terminated this arrangement.

The company is currently managed at the business address of the directors and officers at PO Box 1056, Calvert City, Kentucky, 42029 which is based near the site identified for the development of the integrated bio-energy facility, described below

Four Rivers originally acquired options to procure approximately 380 acres of land suitable for the development of the integrated bio-energy facility in a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky. The site has been selected because it provides good logistics, being on or proximate to major rivers within the Mississippi River system, located in the Central part of the United States, and proximate to excellent rail and road infrastructures and utility sources. Four Rivers considers river transportation to be highly important for the bulk supply of the corn and oil feed stocks necessary to the operation of the integrated bio-energy facility and for the delivery of finished products, such as bio-ethanol, bio-diesel and DDG, to customers.

In total it has acquired options under nine option agreements covering parcels of adjacent land on the site. The aggregate consideration payable upon exercise of all of these options is some $6 million. Between  December 2007 and February 2008 Four Rivers exercised options over 257 acres for a total purchase price of approximately $4.0m (all of which was settled in cash bar $600,000 which was settled by granting the vendor the right to require the balance to be paid in cash or shares in the Company at a underlying issue price of $0.9 within two years of the date that the option was exercised)   . Of the remaining options, Four Rivers expects to exercise its options to acquire some further 82 acres for a total consideration of approximately $1.2m later in February 2008.The options over the remaining acreage under option are valid under January 2009.  Four Rivers is also seeking to acquire further land on adjacent sites and is currently negotiating for approximately 106 acres of river front property for the possible future development of a commercial port to facilitate the shipment in and out of raw material and end product for third parties by river and several other smaller parcels of land which, whilst not essential, would improve still further the logistics of the overall site. In total there is approximately another 275 acres of land on the site that could be acquired in future expansion.

Item 3.

Legal Proceedings

The company is not currently a party to any material legal proceedings.

Item 4.

Submission of Matters to a Vote by Security Holders

During the fourth quarter of fiscal year 2007, no matters were submitted to a vote by security holders.

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the OTCBB since May 5, 2006. The initial symbol was MDTU.OB, and the symbol since January, 29, 2008 has been FRBE.OB. There is currently no significant trading activity for our common stock. We hope to develop an active trading market in our common stock; however there are no assurances that an active trading market for our common stock will materialize. There have been no trades to report under this section for fiscal year 2007.

No assurance can be given that a liquid public market will develop or that a shareholder will be able to liquidate his investment without considerable delay, if at all. If an active market develops, the price may be highly volatile.

Holders of Common Stock

The company is authorized to issue 500,000,000 shares of common stock.  As of that date, the company had approximately 190 stockholders of record.  A substantial portion of the outstanding shares are held in street name by an unknown number of persons.

Dividend Policy

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

Equity Compensation Plan Information

As of October 31, 2007, our board of directors had not adopted an equity compensation plan under which we would be authorized to issue our common stock, rights and/or stock options.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management.  This report includes forward-looking statements.  Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions  or the negative thereof or comparable terminology are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, including, but not limited to, those described in the “Risk Factors” set forth in Item 1 - Business and the matters set forth in other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.  Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof.  We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Background

On December 4, 2007, pursuant to the terms of an acquisition agreement, the Company completed the acquisition of Four Rivers.  As consideration, the Company issued 2,392,059 common shares to the former shareholders of Four Rivers.

Concurrent with and as a condition of the completion of the acquisition of Four Rivers, the Company issued 1,657,881 common shares pursuant to a private placement for gross proceeds of $25,365,580. Agent fees of $2,536,558 (representing 10% of the gross proceeds) were paid to International Capital Partners SA (“ICP”). In addition, the Company issued two shares of preferred stock ICP, entitling ICP to nominate or have appointed two directors for two years after completion. The preferred stock terminates on the earlier of December 4, 2009, and the date when the investors in the offering introduced by ICP hold less than 20% of the stock of the Company.

As a result of the recapitalization and change in control of  the Company, Four Rivers is the acquiring entity in accordance with Financial Accounting Standards No. 141, Business Combinations. For accounting purposes, Four Rivers shall be the surviving entity and the transaction shall  be accounted for using the purchase method of accounting.

Operating Results

In the year ended October 31, 2007 we incurred losses of $467,058 compared to losses of $57,926 in the year ended October 31, 2006.The increase in losses between years is due to the fact that there was limited activity in the year ended October 31, 2006 and the costs and expenses incurred in that year were almost entirely related to compliance, whereas in the year ended October 31, 2007 we incurred significant due diligence, advisory and legal costs in connection with merger and acquisition activity, which account for the increased level of overall costs and consequently increased losses.

Liquidity

At October 31, 2007 we had net current liabilities of $205,484, of which $140,231 was an amount due to the director which was subsequently waived consequent upon the acquisition of Four Rivers. On December 4 2007 we raised addition new capital through the issue of 40,665,000 shares of Common Stock bringing net cash proceeds into the Company of $22,829,022 which is adequate to fund the acquisition of the land and commence initial work on the planned bio-ethanol plant, as further described in Part I above.

While we have raised capital to meet our current working capital and financing needs additional capital will be required within the next three months to enable us to continue with our proposed plant construction costs and to secure important plant construction contracts which are required to enable us to complete the plant within the projected timeframe, over the next twenty four months. We have sufficient funds to allow us to complete the acquisition of all of the land that is available to us under option and also to commence work on certain time critical elements of the proposed plant.

There can be no assurance that the required additional financing will be available in the timeframe or in amounts or on terms acceptable to us, if at all.

Because of the early stage of our proposed plant construction project and because we have not yet entered into any material plant purchase commitments, we have the ability, within certain ranges, to alter the future size, capability, configuration and timing of the plant construction plans to suit different levels of financing and possible slippage in future financings; although such changes would be sub-optimal in terms of future operating performance.

Depending upon the availability of additional debt and equity capital we will be evaluating our business plan and adjusting it to meet our current and available resources.  Currently we plan to incur only project time critical costs and to conserve the balance of our current cash resources until we have reasonable assurance on the availability of financing for our business plan.

Product Research and Development

The project does not include any material expenditure on research and development costs, although we may incur future expenditure in carrying out feasibility studies and tests to evaluate whether certain technologies and ideas can be deployed to further enhance the efficiency and profitability of the overall proposed plant and facility.

Acquisition of Plant and Equipment and Other Assets

Over the life projected twenty four month life of the proposed plant construction project we expect, in line with our original plans, to incur costs in constructing the plant and pilot operations of some $400 million, of this amount our present project plans envisage expenditure in the order of $100 million in the year ended October 31, 2008 on plant construction, land acquisition and related project costs.  As stated above if capital is not available to fund this level of project expenditure we will alter our plans and restrict capital expenditure accordingly.

Number of Employees

We currently engage 8 people as employees or under consulting contracts. As we commence substantial work on the construction of the plant we expect to have to engage further people, which would result in increased payroll and related personnel related costs and expenses.  Once the projected plant is operational we expect to employ in the order of 125 people.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

Item 7.

Financial Statements

Four Rivers BioEnergy, Inc.

(Formerly Med Tech Solutions, Inc.)

(A Development Stage Enterprise)

RBSM LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Four Rivers BioEnergy, Inc.

(Formerly Med-Tech Solutions, Inc.)

(A Development Stage Enterprise)

Vancouver, Canada

We have audited the accompanying balance sheets of Four Rivers BioEnergy, Inc. (the “Company”), as of October 31, 2007 and 2006 and the related statements of losses, (deficiency in) stockholders’ equity, and cash flows for each of the two years in the period ended October 31, 2007 and for the period May 28, 2004 (date of inception) through October 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2007, and for the period May 28, 2004 (date of inception) through October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant operating losses in current year and in the past, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP

New York, New York

February 1, 2008

Four Rivers BioEnergy, Inc. (A Development Stage Enterprise)

Balance Sheets

	October 31,
	2007	2006
Assets
Current Assets
Cash and cash equivalents	$12,820	$3,112
Total Current Assets	12,820	3,112

Investment (Note 3)	2,000,000	-

Total Assets	$2,012,820	$3,112

Liabilities and (Deficiency in) Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$77,973	$15,000
Due to director (Note 4)	140,231	21,200
Total Current Liabilities	218,204	36,200

Commitment (Note 9)	-	-

Stockholders' Equity (Note 6)
Preferred stock
Authorized: 100,000,000 shares with par value of $0.001 per share; none issued and outstanding at October 31, 2007 and 2006	-	-
Common stock
Authorized: 500,000,000 shares with par value of $0.001 per share; 5,631,610 and 5,941,176 shares issued and outstanding at October 31, 2007 and 2006, respectively	5,631	5,941
Additional paid in capital	2,394,131	99,059
Deficit accumulated during development stage	(605,146)	(138,088)
(Deficiency in) Stockholders’ Equity	1,794,616	(33,088)

Total Liabilities and (Deficiency in) Stockholders’ Equity	$2,012,820	$3,112

- See accompanying notes to the financial statements -

Four Rivers BioEnergy, Inc. (A Development Stage Enterprise)

Statements of Losses

			May 28, 2004 (date of inception) through October 31 2007

	For the Year Ended October 31
	2007	2006
Operating expenses
Accounting and auditing	$28,991	$21,368	$58,619
Amortization of license agreement	-	-	165
Bank charges	393	92	664
Due diligence	200,863	-	201,463
Filing and transfer agent	10,459	4,512	14,971
Legal	226,095	13,875	300,513
Office and miscellaneous	257	-	6,872
Rent	-	1,200	5,000
Travel and accommodation	-	8,813	8,813
Write off of license agreement	-	8,066	8,066
Total Operating Expenses	(467,058)	(57,926)	(605,146)

Loss from Operations	(467,058)	(57,926)	(605,146)

Income Taxes	-	-	-

Net loss	$(467,058)	$(57,926)	$(605,146)

Basic and diluted loss per share	$(0.08)	$(0.01)

Weighted average number of basic and diluted common shares outstanding	6,143,672	5,941,176

- See accompanying notes to the financial statements -

Four Rivers BioEnergy, Inc.

(A Development Stage Enterprise)

Statement of (Deficiency in) Stockholders’ Equity

For The Period from May 28, 2004 (Date of Inception) through October 31, 2007

				Deficit Accumulated During the Development Stage
					Total (Deficiency in) Stockholders’ Equity
			Additional Paid In Capital
	Common Stock
	Number of Shares	Par Value
May 2004, issued common shares for cash $0.0017	2,941,176	$2,941	$2,059	$-	$5,000

September 2004, issued common shares for cash @ $0.017	2,941,176	2,941	47,059	-	50,000

Net loss for the period ended October 31, 2004	-	-	-	(9,076)	(9,076)

Balance, October 31, 2004	5,882,353	5,882	49,118	(9,076)	45,924

November 2004, issued common shares for cash @ $0.85	58,824	59	49,941	-	50,000

Net loss for the year ended October 31, 2005	-	-	-	(71,086)	(71,086)

Balance, October 31, 2005	5,941,176	5,941	99,059	(80,162)	24,838

Net loss for the year ended October 31, 2006	-	-	-	(57,926)	(57,926)

Balance, October 31, 2006	5,941,176	5,941	99,059	(138,088)	(33,088)

March 2007, issued common shares for cash @ $6.80	337,493	337	2,294,425	-	2,294,762

October 2007, shares returned for cancellation	(647,059)	(647)	647	-	-

Net loss for the year ended October 31, 2007	-	-	-	(467,058)	(467,058)

Balance, October 31, 2007	5,631,610	$5,631	$2,394,131	$(605,146)	$1,794,616

- See accompanying notes to the financial statements -

Four Rivers BioEnergy, Inc. (A Development Stage Enterprise)

Statements of Cash Flows

			May 28, 2004 (date of inception) through October 31, 2007

	For the Year Ended October 31
	2007	2006
Cash Flows from Operating activities:
Net loss	$(467,058)	$(57,926)	$(605,146)
Adjustments to reconcile net loss from operations to cash used in operating activities:
Amortization of license agreement	-	-	165
Write-off of license agreement	-	8,066	8,066
Increase/decrease in:
Accounts payable and accrued liabilities	62,973	9,019	77,973

Cash Used in Operating Activities	(404,085)	(40,841)	(518,942)

Cash Flows from Financing activities
Proceeds from advances from director	119,031	17,400	140,231
Proceeds from issuance of share capital for cash	2,294,762	-	2,399,762

Cash Provided by Financing Activities	2,413,793	17,400	2,539,993

Cash Flows from Investing activities
Payments for acquisition of license agreement	-	-	(8,231)
Payments for purchase of investments	(2,000,000)	-	(2,000,000)

Cash Used in Investing Activities	(2,000,000)	-	(2,008,231)

Net increase (decrease) in cash and cash equivalent	9,708	(23,441)	12,820

Cash and cash equivalent, beginning of period	3,112	26,553	-

Cash and cash equivalent, end of period	$12,820	$3,112	$12,820

Supplemental cash flow information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

- See accompanying notes to the financial statements –

Four Rivers BioEnergy, Inc.

(A Development Stage Enterprise)

Notes to the Financial Statements

October 31, 2007 and 2006

1.

Nature of Operations and Going Concern

Med-Tech Solutions, Inc. (the “Company”) was incorporated in the State of Nevada on May 28, 2004.  The Company has been engaged in the business of designing, developing and marketing specialty medical devices in the women’s health care industry in Canada. On August 29, 2006, the Company entered into a Heads of Agreement (aka Letter of Intent) (the “Letter of Intent”), with En Fuels Limited, a company formed under the laws of England and Wales (“En Fuels”), for the proposed acquisition by the Company of En Fuels, in two successive stages. Pursuant to the Letter of Intent, En Fuels has agreed to offer the Company the right to acquire common shares of En Fuels equal to an initial interest in, or contract notes or options to acquire an 18% interest in En Fuels, or a corresponding interest if En Fuels restructures its share capital, in consideration of the Company providing initial financing to En Fuels in the amount of $3,000,000 (the “Initial Funding”). Furthermore, pursuant to the Letter of Intent, the Company acquired the right or option to acquire the remaining share capital of En Fuels (the “Transaction”) subject to, among other conditions, the Company successfully raising an additional amount of approximately $33,666,666 (the “Financing Package”) in subsequent financing. It was the intention of the parties that the Transaction shall have occurred no later than 3 months after the release of the Initial Funding.

The completion of the acquisition was subject to the negotiation and execution of a definitive acquisition agreement, as well as to the completion of full legal and financial due diligence, including the determination of the valuation of En Fuels, the Company successfully raising the Financing Package, compliance with US and EU securities, corporate and other applicable laws, completion within the contemplated timeframe, and the completion and delivery of audited financial statements of En Fuels.  As of December 31, 2006, we determined that the transaction contemplated by the Letter of Intent was not expected to be completed and the proposed transaction was terminated.

On March 26, 2007 the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (“4Rivers”), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  Pursuant to the Agreement, the Company acquired 15% of all of the issued and outstanding shares of common stock of 4Rivers for the sum of $2,000,000 and agreed to acquire the remaining 85% subject to the satisfaction of various closing conditions, for 2,392,059 common shares of the Company and provide 4Rivers with funding (net of costs) of $22,829,022. The closing of the acquisition of the remaining 85% was completed on December 4, 2007 (Note 9).

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern.  Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its ongoing capital expenditures, working capital, and other cash requirements.  The outcome of these matters cannot be predicted at this time.

2.

Significant Accounting Policies

a)

Development stage company

The Company is considered to be in the Development Stage as defined in Statement of Financial Accounting Standards No. 7. The Company has been engaged in the business of designing, developing and marketing specialty medical devices in the women’s health care industry in Canada. The Company has no revenues to date.

Four Rivers BioEnergy, Inc.

(A Development Stage Enterprise)

Notes to the Financial Statements

October 31, 2007 and 2006

2.

Significant Accounting Policies (Continued)

b)

Foreign currency translation

In accordance with SFAS No. 52 "Foreign Currency Translation," monetary assets and liabilities are translated at year-end exchange rates and other assets and liabilities are translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year.  Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of loss.

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

Basic loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be anti-dilutive, and the Company does not have any common stock equivalents outstanding as of October 31, 2007 and 2006 or earlier.

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

e)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred tax assets for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

f)

Cash and cash equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

Four Rivers BioEnergy, Inc.

(A Development Stage Enterprise)

Notes to the Financial Statements

October 31, 2007 and 2006

2.

Significant Accounting Policies (Continued)

g)

Stock-Based Compensation

The company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. The Company did not issue any stock options during the period May 28, 2004 (date of inception) to date.

h)

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. The Company recognizes revenue when persuasive evidence of an arrangement exists, when title and risk of ownership have passed, the sales price is fixed or determinable, and collection is probable. From May 28, 2004 (date of inception) till October 31, 2007, the Company had no revenues to report.

i)

Research and Development

In accordance with Statement of Accounting Standards No. 2 the Company expenses all research and development costs as incurred. From May 28, 2004 (date of inception) till October 31, 2007, the Company had no research and development costs to expense.

j)

Segment Information

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.   From May 28, 2004 (date of inception) till October 31, 2007, the Company only has one reporting segment.

k)

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss from continuing operations of $467,058 for the year ended October 31, 2007. The Company's current liabilities exceeded its current assets producing a working capital deficiency of $205,384 as at October 31, 2007. As further explained in Note 9 (Subsequent events), the Company raised new capital (amounting to $22,829,022, net of costs) by way of a private placement of Common Stock.

Four Rivers BioEnergy, Inc.

(A Development Stage Enterprise)

Notes to the Financial Statements

October 31, 2007 and 2006

2.

Significant Accounting Policies (Continued)

l)

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

m)

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

Held-to-maturity securities are measured at amortized cost. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

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

n)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109, FIN 48, which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. The Company is required to adopt FIN 48 on November 1, 2007. Management does not expect the adoption of this statement to have any impact on the Company's financial statements.

Four Rivers BioEnergy, Inc.

(A Development Stage Enterprise)

Notes to the Financial Statements

October 31, 2007 and 2006

2.

Significant Accounting Policies (Continued)

n)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this new announcement is not expected to have a material effect on the Company's financial position or results of operations.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In February, 2007, the FASB issued S FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

Four Rivers BioEnergy, Inc.

(A Development Stage Enterprise)

Notes to the Financial Statements

October 31, 2007 and 2006

3.

Investment

On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (“4Rivers”), and all of the shareholders of 4Rivers.  Pursuant to the Agreement, the Company acquired 15% of all of the issued and outstanding shares of common stock of 4Rivers for the sum of $2,000,000 and agreed to acquire the remaining 85% subject to the satisfaction of various closing conditions. The Company acquired the remaining 85% on December 4, 2007, as further detailed in Note 9 (Subsequent Events). On December 4, 2007 the Company raised $22,829,022 (net of costs) in cash by way of a private placement of shares of its Common Stock.

4.

Related Party Transactions

For the years ended October 31, 2007 and 2006 and for the period May 28, 2004 (date of inception) through October 31, 2007, the Company paid or accrued $0, $1,200 and $5,000 as rent to the Company’s director, respectively.

The amount due to the Company’s director is non-interest bearing, unsecured, and due on demand. Subsequent to year end, in connection with the completion of the acquisition of 4Rivers, all amounts owed to the director were waived (Note 9).

5.

License Agreement

The Company acquired an exclusive license to manufacture and distribute particular products from an arms-length private company. The initial term of the license is 50 years and consideration for the license was CDN$10,000 (US$8,230) (paid), and upon sale of product or the technology the Company is required to pay a royalty to the licensor equal to 5% of gross profits, which royalty is to be paid on a quarterly basis.

The Company had the option to renew the license for an additional period of 50 years, by written notice prior to expiry of the initial term, and an additional payment of CDN$10,000.

The Company believes that an impairment of the license agreement exists and, accordingly, has written off the license agreement in the year ended October 31, 2006.

6.

Capital Stock

The Company is authorized to issue 100,000,000 preferred shares of which two shares were issued subsequent to year end (Note 9).

The Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada that was effective as of October 27, 2006 to increase the authorized common stock of the Company from 100,000,000 shares to 500,000,000 shares.

Also effective October 27, 2006, the Company conducted a 10-for-1 forward stock split of all of its issued and outstanding common stock as of the close of business on October 26, 2006. All share figures in the financial statements are reported post-split.

On January 25, 2008, the shareholders of the company approved a reverse split of the outstanding common stock at the rate of one share for 17 outstanding shares.. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split, unless explicitly stated otherwise.

In May 2004, the Company issued 2,941,176 common shares at $0.0017 per share for gross proceeds of $5,000.

Four Rivers BioEnergy, Inc.

(A Development Stage Enterprise)

Notes to the Financial Statements

October 31, 2007 and 2006

 In September 2004, the Company issued 2,941,176 common shares at $0.017 per share for gross proceeds of $50,000.

 In November 2004, the Company issued 58,824 common shares at $0.85 per share for gross proceeds of $50,000.

In March 2007, the Company issued 337,493 common shares at $6.80 per share for gross proceeds of $2,294,762.

In October 2007, 647,059 common shares were returned to the Company for cancellation pursuant to the completion of the acquisition of 4Rivers (Note 9).

7.

Income Taxes

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At October 31, 2007, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $600,000 expiring in the year 2026 that may be used to offset future taxable income.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Due to subsequent significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.  Components of deferred tax assets as of October 31, 2007 are as follows:

Non current:
Net operating loss carry forward	$200,000
Valuation allowance	(200,000)
Net deferred tax asset	$--

8.

Commitment

Under the terms of the license agreement (Note 5) the Company is required to pay a royalty to the licensor equal to 5% of gross profits.

9.

Subsequent Events

Merger and Corporate Restructuring

On December 4, 2007, pursuant to the terms of an acquisition agreement dated March 26, 2007 (Note 3) and amended on June 14, 2007, August 22, 2007 and November 16, 2007, respectively,  the Company completed acquisition of the remaining outstanding shares of 4Rivers, bringing the Company’s interest in 4Rivers to 100%.  As consideration, the Company issued 2,392,059 common shares to the former shareholders of 4Rivers.

Four Rivers BioEnergy, Inc.

(A Development Stage Enterprise)

Notes to the Financial Statements

October 31, 2007 and 2006

Concurrent with and as a condition of the completion of the acquisition of 4Rivers, the Company issued 1,657,881 common shares pursuant to a private placement for gross proceeds of $25,365,580. Agent fees of $2,536,558 (representing 10% of the gross proceeds) were paid to International Capital Partners SA (“ICP”). In addition, the Company issued two shares of preferred stock ICP, entitling ICP to nominate or have appointed two directors for two years after completion. The preferred stock terminates on the earlier of December 4, 2009, and the date when the investors in the offering introduced by ICP hold less than 20% of the stock of the Company.

Pursuant to the terms of the acquisition agreement, the Company received an aggregate of 3,655,087 common shares of the Company for cancellation, of which 647,059 were cancelled in October 2007, with the balance cancelled subsequent to year end. In addition, the former Director of the Company agreed to waive all amounts owing to him by the Company as of the completion date, consisting of non-interest bearing loans of approximately $305,000.

As a result of the recapitalization and change in control of Med-Tech, 4Rivers is the acquiring entity in accordance with Financial Accounting Standards No. 141, Business Combinations. For accounting purposes, 4Rivers shall be the surviving entity and the transaction shall  be accounted for using the purchase method of accounting.

Change In Name and  Reverse Stock Split

On January 25, 2008, the shareholders of the Company approved a change of name of the Company from “Med-Tech Solutions, Inc.” to “Four Rivers BioEnergy, Inc.”  The amendment to the certificate of incorporation was filed on January 25, 2008, with the Secretary of State of the State of Nevada and was effective on filing.  Also on January 25, 2008, the shareholders of the company approved a reverse split of the outstanding common stock at the rate of one share for 17 outstanding shares (see Note 6).

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Med-Tech reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer , as appropriate to allow timely decisions regarding required disclosure.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the dates of the financial statements reflected in this Form 10-KSB, effective to ensure that the information required to be disclosed by us that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, except as noted above.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following tables set forth certain information about each of the members of our board of directors and our executive officers and the positions held by each.  During the fiscal year ended October 31, 2007 and through December 4, 2007, the following table sets forth information about the then sole officer and director of the company.

.

Name	Age	Position with Company
Mark A. McLeary	41	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

    Mark A. McLeary, 42, served as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and our sole member of the board of directors since our inception to the Share Exchange. Mr. McLeary has been a certified financial planner since 1995 and a chartered financial planner since 1993. He has worked in the financial planning industry for over 13 years with an emphasis on investment and tax planning. Mr. McLeary is a member of the Financial Planners Standards Council of Canada and founded McLeary Capital Management, Inc. (“McLeary Capital”) in 1995. McLeary Capital provides retirement, tax and estate planning advice to individuals and corporations in British Columbia. Since 1995 Mr. McLeary, as the principal of McLeary Capital, has been responsible for managing approximately $40 million of clients’ investments

    Commencing December 4, 2007, in connection with the acquisition of Four Rivers, Mr. McLeary resigned and in his place were appointed new officers and directors.  The following table sets forth information about our current officers and directors.

Name	Age	Position with Company
Gary Hudson	65	President, Chief Executive Officer and Director
Stephen Padgett	37	Vice President, Finance Director and Director
Martin Thorp	55	Chief Financial Officer and Director
Kevin Alexander	53	Secretary
John Nangle	52	Director

Gary Hudson, 65 years old, is the President and Chief Executive Officer and a director of Med-Tech.  From March 2007 to date, Mr. Hudson was the Chief Executive Officer of our Kentucky subsidiary and he continues as the President/Chief Executive Officer of such company.  From December 2005 to March 2007 he was a Director of Cajun Engineers and Consultants International Inc., a company engaged in the business of providing consultancy services to the petrochemical and renewable energy sectors.  From July 2000 to December 2005, Mr. Hudson was the Project Director of GTL Resources Ltd., a UK company listed on the Alternative Investment Market, engaged in the business of developing natural gas to liquids methanol projects and grain based fuel grade bio-ethanol projects.

Stephen Padgett, 37 years old, is the Vice President and Finance Director and a director of Med-Tech.  From May 2007 to date, Mr. Padgett has been the Group Finance Director of our Kentucky subsidiary, and he continues as the Finance Director of The Four Rivers Bio-Ethanol Company Limited, a wholly owned subsidiary of such company.  From April 2005 to April 2007 he was Chief Executive Officer of Supporta plc, a UK company listed on the Alternative Investment Market, engaged in the business of providing professional and care services to the private and public sector in the UK. From January 2000 to March 2005, Mr. Padgett was employed by GTL Resources plc, a UK company listed on the Alternative Investment Market, engaged in the business of developing natural gas to liquids methanol projects and grain based fuel grade bio-ethanol projects.  During this period, Mr. Padgett performed the roles of Finance Manager, Finance Director and Chief Operating Officer.

Martin Thorp, 55 years old, is the Chief Financial Officer and a director of Med-Tech. Mr. Thorp was employed at Arthur Andersen in London and New York and became a partner in 1985. He was responsible for creating the London corporate finance practice in 1990 and was the global managing partner of Andersen Corporate Finance, based in New York and London. In 2002, Mr. Thorp with several Andersen colleagues established the ARM Partnership which provides financial and corporate finance solutions for mid-cap and private equity backed development businesses.

Kevin Alexander, 53, is the Secretary of Med-Tech. Since March 2007 he has been a director of our Kentucky subsidiary. He has been part-time European General Counsel of MCC Global NV since September 2004 and has been involved from March 2003 as a consultant on various energy-related transactions and has been the founder and/or director of various companies in the last few years, including a biotechnology company, ValiRx Plc, which became listed on the Alternative Investment Market of the London Stock Exchange in October 2006. From February 2000 to February 2003 he was Chief Executive of GTL Resources Plc and from 1999 to 2000 a partner in the international law firm Salans. Prior to that he was a partner with US law firm Bracewell & Giuliani from 1989 to 1999.

John Nangle, 52, is a director of Med-Tech appointed pursuant to the terms of the Series A Preferred Stock. From January 2006 to date, Mr. Nangle has been a co-founder and director of Green Energy Partners Limited, a UK company engaged in the business of energy consulting specializing in gas, power and renewable energy. From April 2004 to date, he was also the co-founder and a director of The Green Renewable Energy Company, a company engaged in the business of developing biomass fuelled power generation plants.  From June 1996 to October 2002, he was director of energy trading at Amerada Hess Gas. Also during the period from December 1994 to date Mr. Nangle was a director of Navan Consulting, a company providing consulting services primarily to energy companies. Prior to that, from March 1980 to September 1994, Mr. Nangle held a variety of roles within the BP Group.

There are two shares of issued and outstanding Series A Preferred Stock held by International Capital Partners, SA (“ICP”), the placement agent for the common stock of the company for the security offering consummated in December 2007.  The preferred stock series entitles ICP to nominate or have appointed two directors to the board of the company for two years ending December 4, 2009; but one of them is to be the chief financial officer of the company unless, he or she declines to so act, whereupon another board member will be nominated by ICP.  The primary purpose of the Series A Preferred Stock is to enhance shareholder protection, through the mechanism that action on certain matters by the board of directors requires the approval of the directors nominated or appointed under the terms of the Series A Preferred Stock, including for things such as (i) acquiring other businesses, (ii) changes in the articles of incorporation and by-laws of the company, (iii) issuance of capital stock of the company, (iv) increase in the compensation of any director, officer executive or other senior employee of the company, (v) extraordinary expenditures by the company, (vi) modification of the terms of the Acquisition Agreement and the terms of any lock up with officers and directors of the company, (vii) register with the Securities and Exchange Commission any securities for sale by officers and directors (viii) declare and pay dividends (ix) effect a merger, consolidation or similar business combination, (x) change in the business of the company, (xi) issuance of shares senior to the Series A Preferred Stock, and (xii) approve related party transactions. In the event that the Series A directors cannot agree on any matter that has been duly referred to them for a decision, it is to be referred to a majority vote the entire board. The preferred stock terminates on the earlier to occur of December 4, 2009, and the date when the investors in the offering introduced by ICP hold less than 20% of the stock of the company. The two directors who are nominated or appointed under the Series A Preferred Stock rules are Martin Thorp, who is appointed by virtue of his role as Chief Financial Officer and John Nangle, who is nominated by ICP.

Other than those appointed by ICP under the terms of their Series A Preferred Stock, the directors are elected to annual terms by the holders of common stock.  All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors.  Outside directors receive no fee for meetings attended but are reimbursed for expenses.  Officers are elected annually by the board of directors and serve at the discretion of the board of directors.

There are no family relationships (whether by blood, marriage or adoption) between or among the above directors or executive officers.

None of the officers and/or directors have been involved in any legal proceedings.

The business address of the directors and officers is PO Box 1056, Calvert City, Kentucky, 42029.

Description of Other Significant Employees of the Corporation

As of the date of the Share Exchange, Mr. Jack Dunigan was and remains employed by The Four Rivers BioEnergy Company Inc. our Kentucky subsidiary.  From March 2007 to date, Mr. Dunigan has been the Technology Co-coordinator and Liaison Manager of our Kentucky subsidiary and may also become its General Manager.  From August 2006 to February 2007, he worked on the feasibility of establishing a bio diesel facility in Western Kentucky. From April 2000 to August 2006, he was the owner of an aquaculture feed and dog food business, which manufactured its own bio-diesel for use in the business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Med-Tech’s officers and directors, and persons who own more than ten percent of a registered class of Med-Tech’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish the company with copies of all forms they file pursuant to Section 16(a). Based solely on the company’s review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to Med-Tech’s knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2007 were complied with.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1)

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2)

Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the Securities and Exchange Commission and in other public communications made by Med-Tech;

3)

Compliance with applicable government laws, rules and regulations;

4)

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5)

Accountability for adherence to the code.

Med-Tech adopted a formal code of ethics statement that is designed to deter wrong doing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that Med-Tech files or submits to the Securities and Exchange Commission and others.  A copy of the form of Med-Tech’s code of ethics is filed as an exhibit to a Report on Form 8-K dated December 4, 2007.  Requests for copies of Med-Tech’s code of ethics should be sent in writing to PO Box 1056, Calvert City, Kentucky, 42029, Attention: Secretary.

Board Committees and Meetings

The company does not have any committees of the board of directors at this time.

The board of directors does not have a nominations committee because there are a limited number of management persons and directors.  The board believes shareholder suggestions would be made known to the entire board, if and when received by the company, because many of the board members are also engaged in the operations of the company. As such, the board of directors believes that there will be sufficient communication by shareholders with the board about matters and nominees to be brought to its attention, if at all.  In the future, the board of directors may establish a nominations committee and adopt a committee charter.

Currently the board of directors functions as an audit committee and performs some of the same functions as an audit committee, including the following: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors.  The company is not a "listed company" under Securities and Exchange Commission rules and therefore is not required to have an audit committee comprised of independent directors.  Med-Tech’s board of directors has determined that its members include two persons, Messrs. Thorp and Padgett, who qualify as an "audit committee financial expert" within the meaning of the rules and regulations of the Securities and Exchange Commission.  The board of directors has determined further that the majority of its current board members are able to read and understand fundamental financial statements and have substantial business experience that results in the members’ financial sophistication.  Accordingly, the board of directors believes that its board of directors collectively has sufficient knowledge and experience to fulfill the duties and obligations that an audit committee would have.  In the future, the board of directors plans to establish an audit committee and adopt an audit committee charter.

Item 10.

Executive Compensation before the Acquisition Agreement

Prior to the December 4, 2007, the consummation date of the Acquisition Agreement, we did not pay our directors or officers any salaries or consulting fees.

Executive Compensation Determination for 2008

Subject to the approval of the directors appointed under the terms of the Series A Preferred Sock, it is the intention of the company to determine executive compensation by a decision of the board of directors, and in the future, by a majority of the independent directors in conjunction with the approval of the Series A Preferred Stock directors, at a meeting at which the chief executive officer will not be present.  In the future, the board may establish a compensation committee.

Currently, none of the officers of the company have written employment agreements and are employed on an at-will basis. From time to time key employees may receive a cash bonus as rewards for their job performance that meet or exceed the operation goals and results set up by the board of directors or high-level management. The company will also consider other employee benefits for which it will assume the cost, such as health and dental insurance benefits.  The company also will reimburse employees for their travel expenses.  The following table lists the compensation the company intends to pay to its executives for the balance of fiscal year 2008. The compensation listed in the following table may be changed based on the decision or resolution from the board of directors or the compensation committee, if any.

Name	Principal Position	Annual Salary or Wages
Gary Hudson	President and Chief Executive Officer of the company and President and Chief Executive Officer of the company’s Kentucky subsidiary	$250,000
Stephen Padgett	Vice President and Finance Director of the company and Finance Director of each of the company’s subsidiaries	$240,000
Martin Thorp	Chief Financial Officer of the company	$90,000
Kevin Alexander	Secretary of the company	$180,000

Director Compensation

The company intends to develop a compensation plan for the outside directors, which may include cash remuneration, reimbursement of expenses and options or other grants of common stock, which will likely vest over a period of years and be exercisable for a substantial number of years after vesting.  The company does not plan to compensate employee directors for attending meetings, but it does plan to reimburse them for their out-of-pocket expenses for attending meetings.

Employment Agreements

It is anticipated that the company will enter into an employment agreement with each of its executives and key persons in the near future.  Except for the salary amounts as noted above, the form of agreement will be similar for each of the executives and key persons, although the agreement with Stephen Padgett will be different from the others and will be entered into with The Four Rivers BioEthanol Company Limited, our United Kingdom subsidiary and the agreement with Kevin Alexander and Martin Thorp will be different in that they will be in the form of a consultancy agreements.  The employment agreements will provide for the salary and benefits, as such benefits are developed and made available to the employees of the company.  Currently it is the intent of the company that the benefits will be substantially equal for all the employees of the company, but this will change as the company hires more persons in the differing operational activities.  The agreement will provide that the employee will be eligible for bonuses as determined from time to time by the board of directors.  The agreements, where appropriate, will be for an initial term of at least one year, subject to satisfactory performance, which is automatically renewed for one year terms unless notice of termination is given to the employee.  The severance benefits will be limited to amounts due and COBRA rights, to the extent applicable and in accordance with the employment agreement. The agreements will also have non-competition and confidentiality provisions, including a limited geographic scope and time period non-competition agreement, an agreement not to entice away other employees, vendors or customers of the company, and an agreement to protect the confidential information of the company and assign over any inventions.

Indemnification Agreements

Effective at the consummation of the Share Exchange, the company entered into indemnification agreements with each of Gary Hudson, Stephen Padgett, Martin Thorp, Jack Dunigan and Kevin Alexander. These agreements provide that the company will indemnify such persons for certain actions taken against such persons by reason of their employment by the company and reimburse them for their expenses of defense. The provision of indemnification by agreement is in addition to indemnity insurance taken out by the company and the rights of indemnification provided under the articles of incorporation and the law of the State of Nevada.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the common stock beneficially owned as of January 15, 2008 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group.  As of that date, there were 113,449,878 shares of common stock issued and outstanding.  To the best of our knowledge, all persons named have sole voting and investment power with respect to the shares set forth in the table, except as otherwise noted.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	% of Common Stock Beneficially Owned
Gary Hudson(2)	11,362,279(3)	10.02
Stephen Padgett(2)	5,908,386(4)	5.21
Martin Thorp(2)	406,650	0.36
Kevin Alexander(2)	4,162,182	3.67
John Nangle(2)	850,000	0.75
Gordon Weightman(2)	7,319,700	6.45
Citco Global Custody N.V.(5)	7,000,000	6.17
All Directors and Executive Officers as a Group (5 persons)	22,689,497(6)	20.00%

_______________________

*

Less than 1%

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which include holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total numbers of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.

(2)

The address for the individual is c/o the company at P.O. Box 1056, Calvert City, Kentucky 42029.

(3)

Includes 8,521,710 shares held by Mr. Hudson, as trustee, for member of his family under a deed of trust.

(4)

Includes 1,985,412 shares held by Mr. Padgett, as trustee, for members of his family under a deed of trust.

(5)

The address for CitiGlobal Custody N.V. is Telestone 8—Teleport, Naritaweg 165, 1643BW Amsterdam.  Ann O'Hara & Paul Carrigg currently have the voting and dispositive authority for these shares.

(6)

See notes 3 and 4 above.

Item 12.

Certain Relationships and Related Transactions and Director Independence

During the fiscal year ended October 31, 2007, the company did not enter into any related party transactions with any director, executive officer, nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons.

Item 13.

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Med-Tech Solutions, Inc. (1)

3.2	Certificate of Amendment filed with the Secretary of State of the State of Nevada on January 25, 2008

3.3	By-laws of Med-Tech Solutions, Inc. (1)

3.4	Certificate of Designation for Series A Preferred Stock (7)

4.1	Form of share certificate (1)

10.1	Exclusive License Agreement between MDMI Technologies Inc. and Med-Tech Solutions, Inc. dated October 29, 2004 (1)

10.2	Acquisition Agreement relating to the acquisition of Four Rivers, dated March 26, 2007 (5)

10.3	Agreement of Variation to Acquisition Agreement, dated June 14, 2007 (6)

10.4	First Amendment to Acquisition Agreement, dated August 22, 2007 (6)

10.5	Second Amendment to Acquisition Agreement, dated November 16, 2007 (6)

10.6	Form of Lock-Up Agreement for Former Four Rivers Stockholders (6)

10.7	Agency Agreement with ICP, dated June 14, 2007 (7)

10.8	Termination Agreement with ICP, dated November 16, 2007 (6)

14.1	Code of Ethics for officers and directors of Med-Tech Solutions, Inc. (7)

16.1	Copy of the letter furnished to the Company by MacKay LLP (4)

21.1	List of subsidiaries of the Company (7)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Filed herewith.
(1) Incorporated by reference to the Registration Statement filed on Form SB-2 with the Securities and Exchange Commission on January 28, 2005.
(2) Incorporated by reference to the Annual Report filed on Form 10-KSB with the Securities and Exchange Commission on February 10, 2006.
(3) Incorporated by reference to the Current Report filed on Form 8-K with the Securities and Exchange Commission on October 30, 2006.
(4) Incorporated by reference to the Current Report filed on Form 8-K with the Securities and Exchange Commission on November 16, 2006.
(5) Incorporated by reference to the Current Report on Form 8-K with the Securities and Exchange Commission on March 26, 2007.

(6) Incorporated by reference to the Current Report on Form 8-K with the Securities and Exchange Commission on November 16, 2007.
(7) Incorporated by reference to the Current Report filed on Form 8-K with the Securities and Exchange Commission on December 11, 2007.

Item 14.

Principal Accountant Fees and Services

On November 10, 2006, we were notified by MacKay LLP (“MacKay”), our then independent accountants, that effective as of September 21, 2006, MacKay declined to stand for re-appointment as the company’s independent accountants for the 2006 fiscal year. On November 14, 2006, we engaged Russell Bedford Stefanou Mirchandani LLP as our new independent accountants effective as of equal date.

The following table shows the fees paid or accrued for the audit and other services provided for the fiscal years ended October 31, 2006 and October 31, 2007:

	October 31, 2006	October 31, 2007
Audit Fees	$4,130	$
Audit Related Fees	$3,000		-
Tax Fees	0		-
All Other Fees	0		-
	$7,130	$

Audit services for the fiscal years 2006 and 2007 consisted of the audit of the year end financial statements and the review of the quarterly financial statements of Med-Tech and registration statements and other Securities and Exchange Commission filings.

Because the board of directors of Med-Tech does not have an audit committee, the above services and engagements were approved by the board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 6, 2008.

MED-TECH SOLUTIONS, INC.

By:

/s/ Gary Hudson

Gary Hudson, President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacities	Date

/s/ Garry Hudson Gary Hudson	President, Chief Executive Officer(Principal Executive Officer) and Director	February 6, 2008
/s/ Stephen Padgett Stephen Padgett	Vice President, Finance Director and Director	February 6, 2008

/s/ Martin Thorp Martin Thorp	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	February 6, 2008

_____________ John Nangle	Director	February 6, 2008