Form 10QSB
period 2008-01-31
FOUR RIVERS BIOENERGY INC.
filed 2008-03-17
CIK 1312069

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-31091

Four Rivers BioEnergy Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	980442163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1056 Calvert City, Kentucky	42029
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (270) 282-0943

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

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,673,628 shares of common stock, par value $.001 per share, outstanding as of March 14, 2008.

Transitional Small Business Disclosure Format (Check one):

YES ☐   NO ☒

FOUR RIVERS BIOENERGY INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Statements made in this quarterly report on Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, or “continue”, or the negative thereof. Four Rivers BioEnergy Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include our limited experience with our business plan; unexercised options to acquire land suitable for our business; unconstructed bio-energy production facilities; pricing pressures on our product caused by competition, sensitivity to corn prices and other bio oils, the demand for bio-energy, the cost of energy, and the price and production of gasoline; our dependency on one proposed plant; the status of the federal bio-ethanol tax incentive and our compliance with regulatory impositions; our potential engagement with hedging transactions; the continuing world interest in alternative energy sources; and our capital needs.

For further information about these and other risks, uncertainties and factors, please review the Company’s disclosure included in its Annual Report filed on Form 10-KSB with the Securities and Exchange Commission on February 8, 2008, under “Part I, Item 1, Description of Business - Risk Factors.”

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

Four Rivers BioEnergy Inc.

(A Development Stage Enterprise)

Financial Statements

(Unaudited and Condensed)

January 31, 2008

Four Rivers BioEnergy Inc.

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheet

(Unaudited)

January 31, 2008
Assets
Current
Cash and cash equivalents	$18,828,112
Prepaid expenses	230,000
19,058,112
Plant under construction (Note 4)	1,330,114
Property and equipment (Note 5)	4,100,424
$24,488,650

Liabilities
Current
Accounts payable and accrued liabilities	$438,727
Deferred consideration (Note 6)	600,000
Due to related parties (Note 7)	166,934
1,205,661
Automobile loans (Note 8)	31,552
1,237,213
Commitment (Note 9)

Stockholders' Equity
Capital stock (Note 10)
Preferred stock
Authorized: 100,000,000 shares with par value of $0.001 per share issued and outstanding: 2 shares	-
Common stock
Authorized: 500,000,000 shares with par value of $0.001 per share issued and outstanding: 6,673,628	6,674
Additional paid in capital	24,798,663
Deficit accumulated during development stage	(1,553,900)
23,251,437

$24,488,650
Nature of operations and going concern (Note 1)

The accompanying notes are an integral part of these financial statements

Four Rivers BioEnergy Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended January 31, 2008	For the Period from Inception (March 9, 2007) to January 31, 2008
Operating expenses
Accounting and legal	$61,638	$63,318
Administration	1,897	1,897
Bank Charges	677	2,810
Consulting expenses	862,223	1,552,628
Depreciation	3,009	6,017
Interest	819	819
Office and sundry	10,355	13,114
Rent	6,400	10,800
Telephone and communications	2,922	7,636
Travel	97,741	338,807
	(1,047,681)	(1,997,846)

Other income
Interest income	130,900	147,232
Forgiveness of debt	296,714	296,714

Net loss before provision for income taxes	(620,067)	(1,553,900)

Income taxes (benefit)	-	-

Net loss	$(620,067)	$(1,553,900)

Basic and diluted loss per share	$(0.11)	$(0.36)

Weighted average number of basic and diluted common shares outstanding	5,865,765	4,330,898

The accompanying notes are an integral part of these financial statements

Four Rivers BioEnergy Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the Period from Inception (March 9, 2007) to January 31, 2008

					Additional Paid In Capital	Deficit Accumulated During the Development Stage
	Preferred Stock		Common Stock				Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at Inception (March 9, 2007), adjusted for recapitalization	-	$-	5,629,716	$5,630	$(5,630)	$-	$-

Shares issued for cash	-	-	1,197,029	1,197	1,998,803	-	2,000,000

Net loss	-	-	-	-	-	(933,833)	(933,833)

Balance, October 31, 2007	-	-	6,826,745	6,827	1,993,173	(933,833)	1,066,167

Shares issued for services prior to reverse merger	-	-	1,197,030	1,197	245,303	-	246,500

Effect of reverse merger and assumption of liabilities	-	-	-	-	(270,185)	-	(270,185)

Shares issued for cash in December 2007 at $13.77 per share, net	-	-	1,657,881	1,658	22,827,364	-	22,829,022

Shares issued for fees in December 2007	2	-	-	-	-	-	-

Shares returned for cancellation in December 2007	-	-	(3,008,028)	(3,008)	3,008	-	-

Net loss	-	-	-	-	-	(620,067)	(620,067)

Balance, January 31, 2008	2	$-	6,673,628	$6,674	$24,798,663	$(1,533,900)	$23,251,437

The accompanying notes are an integral part of these financial statements

Four Rivers BioEnergy Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended January 31, 2008	For the Period from Inception (March 9, 2007) to January 31, 2008
Cash flows from operating activities
Net loss	$(620,067)	$(1,553,900)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,009	6,017
Forgiveness of debt	(296,714)	(296,714)
Shares issued for services	246,500	246,500
Changes in operating assets and liabilities
Prepaid expenses	10,000	(230,000)
Accounts payable and accrued liabilities	146,163	423,727
Due to related parties	166,934	166,934
Net cash used in operating activities	(344,175)	(1,237,436)

Cash flows from investing activities
Purchase of property and equipment	(3,458,309)	(3,506,441)
Plant construction costs	(727,322)	(1,330,114)
Cash acquired in reverse merger	51,544	51,544
Net cash used in investing activities	(4,134,087)	(4,785,011)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	22,829,022	24,829,022
Proceeds from automobile loans	-	41,361
Repayment of automobile loans	(4,904)	(9,809)
Repayment of director loan	(10,015)	(10,015)
Net cash provided by financing activities	22,814,103	24,850,559

Net increase in cash and cash equivalents	18,335,841	18,828,112

Cash and cash equivalents at beginning of period	492,271	-

Cash and cash equivalents at end of period	$18,828,112	$18,828,112

Supplemental cash flow information
Interest paid	$819	$819
Income taxes paid	$-	$-

Non-cash financing and investing activity
Property and equipment purchased on credit	$(600,000)	$(600,000)

The accompanying notes are an integral part of these financial statements

Four Rivers BioEnergy Inc.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.

Nature of Operations and Going Concern

Med-Tech Solutions, Inc. (“MTSI”) was incorporated in the State of Nevada on May 28, 2004.  On March 26, 2007, MTSI entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (“4Rivers”), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  Pursuant to the Agreement, MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) On March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000 and (b) On December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers.  The closing of the acquisition of the remaining 85% was completed on December 4, 2007.  Subsequently, MTSI changed its name to Four Rivers BioEnergy Inc. (“FRBE” or together with its subsidiaries, the “Company”).  The acquisition was accounted for as a reverse merger whereby 4Rivers is identified as the acquirer.  On December 4, 2007, the Company raised $22,829,022, net of costs, by way of the placement of 1,657,881 shares of common stock.

The Company, through its subsidiaries, plans to construct, own and manage facilities for the production of bio-ethanol and bio-diesel products and for the sale and distribution of such products and by-products.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern.  Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its ongoing capital expenditures, working capital, and other cash requirements.  The outcome of these matters cannot be predicted at this time.

2.

Significant Accounting Policies

a)

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Form 8-K filed on December 11, 2007 for the reverse merger transaction and MTSI’s Form 10-KSB filed on February 8, 2008. Management acknowledges its responsibility for the preparation of the accompanying interim financial statements, which reflect all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

Four Rivers BioEnergy Inc.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2.

Significant Accounting Policies (Continued)

b)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

c)

Development stage company

The Company is considered to be in the Development Stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company has no revenues to date.

d)

Principles of consolidation

The consolidated financial statements include the accounts of FRBE, 4Rivers, and The Four Rivers BioEthanol Company Limited.  All significant intercompany transactions and balances have been eliminated in consolidation.

e)

Foreign currency translation

The Company’s functional and reporting currency is the United States Dollar. In accordance with SFAS No. 52 "Foreign Currency Translation," monetary assets and liabilities are translated at period-end exchange rates and other assets and liabilities are translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year.  Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of operations.

f)

Property and equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation is provided on the straight line basis with the following useful lives:

Automobiles

4 years

Office equipment

4 years

g)

Basic and diluted loss per share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, if any, is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive.  The Company does not have any common stock equivalents at January 31, 2008.

Four Rivers BioEnergy Inc.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2.

Significant Accounting Policies (Continued)

h)

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

i)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred tax assets for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

j)

Cash and cash equivaluents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

k)

Stock-based compensation

The Company has adopted the fair value provisions of SFAS No. 123(R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

There were no employee stock options and employee stock purchases granted to employees and directors during the period from inception (March 9, 2007) to January 31, 2008. There were no unvested options outstanding as of the date of adoption of SFAS No. 123(R).

Four Rivers BioEnergy Inc.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2.

Significant Accounting Policies (Continued)

l)

Revenue recognition

The Company has had no revenues to date.  It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” ("SAB No. 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB101"). SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

m)

Research and development

In accordance with Statement of Accounting Standards No. 2, the Company expenses all research and development costs as incurred. As at January 31, 2008, the Company had incurred no research and development costs.

n)

Segment information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

o)

Impairment of long-lived assets

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Four Rivers BioEnergy Inc.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2.

Significant Accounting Policies (Continued)

p)

Debt and equity securities

The Company follows the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available for sale.

Held-to-maturity securities are measured at amortized cost. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

Available-for-sale securities are carried at fair value on the consolidated balance sheet. Unrealized holdings gains and losses are not included in earnings but are reported as a net amount(less expected tax) in a separate component of capital unless realized.

Trading securities are carried at fair value on the consolidated balance sheet. Unrealized holding gains and losses are included in earnings.

Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

q)

Recent accounting pronouncements

In June 2006, the FASB issued “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109”, (“FIN 48”), which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. The Company is required to adopt FIN 48 on November 1, 2007. Management does not expect the adoption of this statement to have any impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Four Rivers BioEnergy Inc.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2.

Significant Accounting Policies (Continued)

q)

Recent accounting pronouncements (Continued)

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheet.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

Four Rivers BioEnergy Inc.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3.

Reverse Merger

On March 26, 2007, MTSI entered into an Acquisition Agreement (“The Agreement”) with 4Rivers and 4Rivers’ then shareholders whereby MTSI agreed to acquire the entire issued and outstanding shares of the common stock of 4Rivers in two stages: (a) On March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2 000,000 and (b) On December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers.  Also on December 4, 2007, as a condition of the acquisition, the Company raised net proceeds of $22,829,022 through the issuance of 1,657,881 shares of its common stock through  a private placement in connection with the acquisition.  Further, as a condition of the Agreement, the Company received 3,655,087 shares of common stock for cancellation and the former director agreed to waive his prior loans to the Company amounting to $296,714.  There was a change in control resulting from this acquisition.  In accordance with SFAS No. 141, “Accounting for Business Combinations”, 4Rivers was the acquiring and surviving entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of 4Rivers or the surviving entity’s capital structure.

For accounting purposes, 4Rivers has accounted for the transaction as a reverse acquisition and 4Rivers will be the surviving entity as a publicly-traded company under the name Four Rivers BioEnergy Inc. ( “FRBE” or together with its subsidiaries, the “Company”). The Company did not recognize goodwill or any intangible assets in connection with this transaction.

Effective with the reverse merger, all previously outstanding common stock owned by 4Rivers’ shareholders were exchanged for the Company’s common stock. The value of the Company’s common stock that was issued to 4Rivers’ shareholders was the historical cost of the Company’s net tangible assets, which did not differ materially from its fair value.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

Four Rivers BioEnergy Inc.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

4.

Plant under Construction

Costs relating to the construction of the Company’s bioethanol plant are being capitalized until the plant is operational, at which time depreciation will commence.

5.

Property and Equipment

	Cost	Accumulated Depreciation	Net Book Value
Land	$4,045,857	$-	$4,045,857
Office equipment	12,452	-	12,452
Automobiles	48,132	6,017	42,115
	$4,106,441	$6,017	$4,100,424

6.

Deferred Consideration

Deferred consideration comprises amounts payable in respect of land that was purchased on December 31 2007. Under the terms of the purchase contract, $1,500,000 was payable in cash on completion and $600,000 was deferred and is payable on or before December 31, 2009 at the option of the 4Rivers. The vendor of the land has an option to require that 39,275 shares of the Company’s common stock be issued to it in lieu of the cash consideration. The vendor’s option can only be exercised on a one time basis, for the full amount and at any time after December 31, 2008.  Deferred consideration payable is classified as a current liability because it is reasonably foreseeable that the amount will be paid before December 31, 2008 since payment by that date cancels the vendors’ option to take shares in lieu of cash becoming capable of exercise.

7.

Due to Related Parties

Due to related parties comprises a bonus payable to certain directors and management.  The amount is non-interest bearing and has no specific payment terms.

8.

Automobile Loans

The automobile loans comprise loans secured by certain automobiles, bearing interest at 7.9% per annum and are repayable by aggregate principal and interest payments of $1,908 per month.

Four Rivers BioEnergy Inc.

(A Development Stage Enterprise)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

9.

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

10.

Capital Stock

The Company is authorized to issue 100,000,000 shares of preferred stock of which two shares were issued and outstanding at January 31, 2008.

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

On January 25, 2008, the shareholders of the Company approved a reverse split of the outstanding common stock at the rate of one share for 17 outstanding shares.  All references in the financial statements and notes to financial statements to numbers of shares and share amounts have been retroactively restated to reflect the reverse split, unless explicitly stated otherwise.

The reverse split applied to all issued and outstanding shares of common stock at the effective date of the reverse split. The Company’s total number of authorized shares was not affected by the reverse split and remained as 500,000,000 shares in common stock and 100,000,000 shares in preferred stock.

11.

Stock Issued for Consulting Fees

During the period, a total of 1,000 shares of common stock valued at $246,500 were issued as payment for consulting services provided to the Company.

12.

Income Taxes

At January 31, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $600,000 expiring in the year 2027 that may be used to offset future taxable income.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Components of deferred tax assets as of January 31, 2008 are as follows:

Non current:
Net operating loss carry forward	$600,000
Valuation allowance	(600,000)
Net deferred tax asset	$-

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Background

We were incorporated under the name Med-Tech Solutions, Inc. (“MTSI”) in the State of Nevada on May 28, 2004, and we changed the name on January 25, 2008, to Four Rivers BioEnergy Inc. (“FRBE” or together with its subsidiaries, the “Company”).  On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (“4Rivers”), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  Pursuant to the Agreement MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) On March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2 000,000 and (b) On December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers.  On December 4, 2007, the Company raised $22,829,022, net of costs, by way of the placement of 1,657,881 shares of common stock.The Company, through its subsidiaries, plans to construct, own and manage facilities for the production of bio-ethanol and bio-diesel products and for the sale and distribution of such products and by-products.

Critical Accounting Policies and Estimates

The Company is considered to be in the Development Stage as defined in Statement of Financial Accounting Standards No. 7.

The Company has no revenues to date and is utilizing the capital that was raised by way of the private placement referred to above to commence initial work on a proposed Bio-Energy Plant to be constructed on land that has been purchased, or is under option to be purchased in Kentucky. All cost incurred in acquiring land, options and plant are capitalised and held in the balance sheet.

The acquisition of 4Rivers was accounted for as a reverse merger whereby 4Rivers is identified as the acquirer. The consolidated financial statements include the accounts of FRBE, 4Rivers, and The Four Rivers BioEthanol Company Limited.  All significant inter-company transactions and balances have been eliminated in consolidation.

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

Plan of Operations

FRBE’s business plan is to develop, own and operate an approximately 130 MMGPY corn based dry mill fuel grade bio-energy plant with front end fractionation and a 35 MMGPY bio-diesel plant and other renewable bio-energy facilities (together, the “Plant” or “the Bio Energy Plant”)).  FRBE intends that provision be made in the design to allow the Plant’s output to be increased; to be able to convert entirely or partially from natural gas to more attractive energy sources; and to introduce planned improvements by way of introducing new technology and processes which will improve the overall efficiency of the Plant and provide it with competitive advantage.  The planned Plant is designed to use corn oil derived from the fractionation as food grade corn oil and/or use the corn oil along with vegetable oils such as soy oil and other vegetable oils and animal fats produce fuel grade bio-diesel and will also produce other energy and animal feed co-products such as dried distillers grains ("DDG"). As the planned plant designs are negotiated and further developed, changes will be made to accommodate and take advantage of new technologies and concepts, but the core plan, to build a bio-energy facility that uses advanced technologies to improve its overall efficiency, remains central to our plan of operations.

FRBE acquired options to procure approximately 505 acres of land suitable for the development of the integrated bio-energy facility in a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky. The aggregate consideration payable upon exercise of all of these options was approximately $6 million. FRBE has exercised options for approximately 270 acres for a total purchase price of approximately $4 million. Of the remaining options, FRBE expects to exercise its options to acquire a further 82 acres for a total consideration of approximately $1.2 million. The options over the remaining acreage are valid until January 2009.  FRBE is also seeking to acquire further land on adjacent sites and is currently negotiating for approximately 106 acres of river front property for the possible future development of a commercial port to facilitate the shipment in and out of raw material and end product for third parties by river and several other smaller parcels of land which, whilst not essential, would improve still further the logistics of the overall site. In total there is approximately another 275 acres of land on the site that could be acquired in future expansion.

The total funding requirement for the construction and initial operation of the Plant as currently contemplated is estimated to be approximately $400 million.  The estimated cost of the integrated bio-energy facility is approximately $270 million and the balance of $130 million is for infrastructure, working capital, fees and debt service.  The projected funding mix will be equity and debt, with the goal to be 40% equity and 60% debt.

FRBE has dialogues with and is seeking financing commitments from money center and/or regional banks with experience in the bio-energy industry. The currently sought and possible senior debt structure is based upon a form of term sheet with WestLB, under which it would act as lead arranger. WestLB has been prominent in arranging senior debt facilities in the bio-energy industry in the past. Under the proposed term sheet, the currently estimated senior debt portion of $175 million has been calculated on the basis of $1.25 per annual gallon produced, which is in line with management’s original business plan (including $0.10 for working capital). Repayment of senior debt principal would be subject to a scheduled repayment of 6% per annum on the second anniversary of financial close plus a “Cash Sweep”. The Cash Sweep is calculated as 40% of EBITDA, less interest on senior debt and interest on mezzanine debt. Interest payments would be payable quarterly at a projected annual equivalent rate of 350 basis points above LIBOR. Final legal maturity is anticipated to be six years after construction and commissioning of the Plant.

FRBE is also seeking to obtain financing commitments from mezzanine finance providers of approximately $60 million. FRBE is in discussions with an investment banking firm that is an experienced mezzanine finance provider in the bio-energy industry regarding tax exempt and taxable bonds for the proposed project whereby local government organizations would seek to issue bonds in favor of the Plant under a solid waste revenue bond scheme.  FRBE applied to the Commonwealth of Kentucky for the allocation of tax exempt bonds under the 2008 scheme. On 5 March 2008, the Commonwealth of Kentucky approved the application of FRBE and granted the statutory maximum tax exempt bond allocation available to the project of $18 million.

FRBE has also signed an engagement letter with an international investment banking firm for a proposed private placement of equity securities. The objective is to raise up to $110 million from the sale of common stock.

Given the currently unsettled state of the capital markets and credit markets, there is no assurance that the Company will be able to sell any of its securities on the terms it is discussing with financing sources or raise the amount of capital that it seeks.  Even if financing is available, it may not be on terms that are acceptable to the Company.  The Company does not have binding commitments for the currently sought financings.  In addition, the Company does not have any determined sources for the full amount of funding required for the design, procurement, construction and commissioning of the proposed Plant and any needed working capital. There is no assurance that any or all of the funding will be obtainable as desired or in full to build the Plant, and there is no assurance that the above described financing arrangements will be successfully completed.  If the Company is unable to raise the necessary capital at the times it requires such funding, it may have to materially change its business plans, including modifying the proposed Plant, delaying implementation of aspects of the business plan or curtailing or abandoning its business plan.  The Company is a speculative investment, and investors may lose their investment and the opportunity to profit from the proposed business plan.

The planned overall Plant design and, in particular, the integration of new technologies with a more traditional bio-energy plant, is innovative in the bio-energy industry and is expected to derive significant efficiencies. Currently the market for bio-energy is fragmented and most established plants use relatively small traditional plants which do not take advantage of Four River’s innovations. Recent changes in market conditions, both in the markets for raw material input and in the oil industry generally, coupled with the prevailing uncertainties in the capital markets, are expected to place strains on the viability of many traditional plants and this represents an interesting opportunity for FRBE to selectively search for established bio-energy plants that have inherently good distribution logistics and access to adequate land for expansion and which offer the prospect of benefiting from the efficiencies developed by FRBE. It is feasible, therefore, that FRBE may identify such plants for acquisition, in circumstances where the clear opportunity exists to purchase traditional plants and enhance them, based upon the know-how and designs developed by FRBE and which will be piloted at the Kentucky site. In addition there are thought to be various economies of scale that make a selective acquisition strategy in the bio-energy industry potentially interesting. Whilst Four River’s main strategy and focus is planned to be on the Kentucky development, its management has determined that it will be alert for such acquisition opportunities

Results of Operations

During the three month period ended January 31, 2008, the Company and its subsidiaries reported a net loss of $620,067; and for the period from inception (March 9, 2007) to January 31, 2008, it incurred a net loss of $1,533,900.

The main components of the recorded loss during the three month period ended January 31, 2008, were (a) consulting expense incurred from contractors and consultants who were engaged in the management of the business and which amounted in total to $862,223. This charge included a one time discretionary bonus expense of $413,414 relating to exceptional performance by certain contractors and consultants which was approved by the Directors on November 1, 2007; (b) off set by the interest income on money market deposits amounting to $130,900 and (c) a one time gain from the forgiveness of debt of $296,714 due to a former director of the Company in connection with the completion of the reverse merger transaction.

The main components of the recorded loss for the period from inception (March 9, 2007) to January 31, 2008, principally comprised of consulting expense of $1,552,628 incurred from contractors and consultants and travel related expenses of $338,807, which off set by the interest income on money market deposit of $147,232 and a one time gain from the forgiveness of debt of $296,714 due to a former director of the Company in connection with the completion of the reverse merger transaction.

During the three month period ended January 31, 2008, the Company purchased property and equipment, comprised almost entirely of land, costing $4,058,308 ($3,458,309 in cash and $600,000 purchased on credit) and incurred plant construction costs of $727,322, mainly comprised of early stage development and feasibility work and studies and initial payments made under contracts associated with the construction and financing of the proposed plant. In the period from inception (March 9, 2007) to January 31, 2008, the Company purchased property and equipment, comprised almost entirely of land amounting to $4,106,441 ($3,506,441 in cash and $600,000 purchased on credit) and incurred plant construction costs of $1,330,114. These purchases acquired on credit of $600,000 was financed by deferred consideration (which carries an option on the part of the vendor to call for settlement in shares of the Company, as further explained in the accompanying Unaudited Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

The Company raised $22,829,022 (net of costs) on December 4, 2007 and $2,000,000 on March 26, 2007, both by way of private placement of shares of its Common Stock. The total funds raised of $24,829,022 have been used (a) $4,836,555 to acquire property and equipment as well as plant construction costs and (b) to fund the cost of operations. At January 31, 2008 the Company had cash balances of $18,828,112 which are held on interest baring bank deposits.  Management is engaged in raising further funds for the bio-energy project and will only commit to capital expenditure as and when adequate new lines of finance are made available.

Currently management is focused primarily upon the negotiation and specification of key contracts for the design, specification and construction of the proposed bio-energy facility and in the negotiation of debt, mezzanine and equity finance to support these plans. The Company therefore expects the existing cash reserves to be held on deposit and only spent on essential overhead costs and expenses and securing necessary land held under option, ahead of future financings being arranged.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements

Critical Accounting Policies

a)

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Form 8-K filed on December 11, 2007 for the reverse merger transaction and MSTI’s Form 10-KSB filed on February 8, 2008. Management acknowledges its responsibility for the preparation of the accompanying interim financial statements, which reflect all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

b)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

c)

Development stage company

The Company is considered to be in the Development Stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company has no revenues to date.

d)

Principles of consolidation

The consolidated financial statements include the accounts of FRBE, 4Rivers, and The Four Rivers BioEthanol Company Limited.  All significant intercompany transactions and balances have been eliminated in consolidation.

e)

Foreign currency translation

The Company’s functional and reporting currency is the United States Dollar. In accordance with SFAS No. 52 "Foreign Currency Translation," monetary assets and liabilities are translated at period-end exchange rates and other assets and liabilities are translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year.  Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of operations.

f)

Property and equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation is provided on the straight line basis with the following useful lives:

Automobiles

4 years

Office equipment

4 years

g)

Basic and diluted loss per share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, if any, is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive.  The Company does not have any common stock equivalents at January 31, 2008.

h)

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

i)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred tax assets for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

j)

Cash and cash equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

k)

Stock-based compensation

The Company has adopted the fair value provisions of SFAS No. 123 (R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

There were no employee stock options and employee stock purchases granted to employees and directors during the period from inception (March 9, 2007) to January 31, 2008. There were no unvested options outstanding as of the date of adoption of SFAS No. 123(R).

l)

Revenue recognition

The Company has had no revenues to date.  It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” ("SAB No. 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB101"). SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

m)

Research and development

In accordance with Statement of Accounting Standards No. 2, the Company expenses all research and development costs as incurred. As at January 31, 2008, the Company had incurred no research and development costs.

n)

Segment information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

o)

Impairment of long-lived assets

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

p)

Debt and equity securities

The Company follows the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available for sale.

Held-to-maturity securities are measured at amortized cost. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

Available-for-sale securities are carried at fair value on the consolidated balance sheet. Unrealized holdings gains and losses are not included in earnings but are reported as a net amount(less expected tax) in a separate component of capital unless realized.

Trading securities are carried at fair value on the consolidated balance sheet. Unrealized holding gains and losses are included in earnings.

Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

q)

Recent accounting pronouncements

In June 2006, the FASB issued “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109”, (“FIN 48”), which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. The Company is required to adopt FIN 48 on November 1, 2007. Management does not expect the adoption of this statement to have any impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position,  results of operations, or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheet.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

Item 3.

Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company is reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the dates of the financial statements reflected in this Form 10-QSB, effective to ensure that the information required to be disclosed by us that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Item 3A(T). Controls and Procedures.

See Item 3.

PART II — OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

On January 25, 2008, the Company held a special meeting of shareholders to approve two matters: (i) an amendment to the Company’s articles of incorporation to change the name of the Company from Med-Tech Solutions, Inc. to Four Rivers BioEnergy Inc. and (ii) a 1 for 17 reverse stock split.  Both matters were approved by the shareholders.  There were 92,465,877 votes in favor, 0 votes against and 2,266,500 votes abstained or broker non-votes with respect to the amendment of the Company’s articles of incorporation to the change the Company’s name.  There were 92,465,877 votes in favor, 0 votes against and 2,266,500 votes abstained or broker non-votes with respect to the 1 for 17 reverse stock split.

Item 5.

Other Information.

None

Item 6.

Exhibits.

Exhibit	Description
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2008.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2008.

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

FOUR RIVERS BIOENERGY INC.

Date: March 17, 2008	By:	/s/ Gary Hudson
Name: Gary Hudson Title: President and Chief Executive Officer
Date: March 17, 2008	By:	/s/ Martin Thorp
Name: Martin Thorp Title: Chief Financial Officer