Form 10QSB
period 2008-04-30
FOUR RIVERS BIOENERGY INC.
filed 2008-06-16
CIK 1312069

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

N/A

________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,673,628 shares of common stock, par value $.001 per share, outstanding as of May 30, 2008.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐ No  ☒

FOUR RIVERS BIOENERGY INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Statements made in this quarterly report on Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, or “continue”, or the negative thereof. Four Rivers BioEnergy Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events than those presently anticipated or projected. These factors include our limited experience in constructing, owning and operating a bioenergy plant and distribution system; our ability to locate, consummate and integrate acquisition opportunities; our ability to secure the land and other assets for our business plan; pricing pressures on our product caused by competition; sensitivity to corn prices and other bio oils; the demand for bio-energy in the United States market; the cost and supply of energy; and the price and production of gasoline and diesel fuels; the status of the federal bio-ethanol tax incentive; our compliance with regulatory impositions; our potential engagement with hedging transactions; the continuing world interest in alternative energy sources; and our capital needs and the availability of funds to the company.

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

Four Rivers BioEnergy Inc.

(A Development Stage Enterprise)

Consolidated Financial Statements

(Unaudited and Condensed)

April 30, 2008

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheet
(Unaudited)
April 30,
2008
Assets
Current
Cash and cash equivalents	$13,127,627
Restricted Cash - in Escrow (Note 12)	3,199,432
Prepaid expenses	263,110
16,590,169
Plant under construction (Note 4)	2,127,361
Property and equipment (Note 5)	5,618,131

$24,335,661

Liabilities
Current
Accounts payable and accrued liabilities	$723,820
Deferred consideration (Note 6)	600,000
Due to related parties (Note 7)	166,934
1,490,754
Automobile loans (Note 8)	25,829
1,516,583

Commitment (Note 9)	-

Stockholders' Equity
Capital stock (Note 10)
Preferred stock
Authorized: 100,000,000 shares with par value of $0.001 per share issued and outstanding: 2 shares	-
Common stock
Authorized: 500,000,000 shares with par value of $0.001 per share issued and outstanding: 6,673,628 shares	6,674
Additional paid in capital	24,798,663
Deficit accumulated during development stage	(1,986,259)
22,819,078

$24,335,661

Nature of operations and going concern (Note 1)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended April 30,		For the Six Months Ended April 30,		For the Period from Inception (March 9, 2007) to April 30,
	2008	2007	2008	2007	2008
Operating expenses
Professional fees	$19,025	$-	$80,663	$-	$82,343
Administration	80,191	-	82,088	-	82,088
Bank charges	579	586	1,256	586	3,389
Consulting expenses	481,162	130,589	1,343,385	130,589	2,033,790
Depreciation	3,008	-	6,017	-	9,025
Office and sundry	2,933	-	13,288	-	16,047
Rent expense	6,300	-	12,700	-	17,100
Telephone and communications	4,427	-	7,349	-	12,063
Travel expense	459	41,818	98,200	41,818	339,266
	(598,084)	(172,993)	(1,644,946)	(172,993)	(2,595,111)
Other income (expense)
Interest income	165,725	6,253	296,625	6,253	312,957
Interest	-	-	(819)	-	(819)
Forgiveness of debt	-	-	296,714	-	296,714

Net loss before provision for income taxes	(432,359)	(166,740)	(1,052,426)	(166,740)	(1,986,259)

Income taxes (benefit)	-	-	-	-	-

Net loss	$(432,359)	$(166,740)	$(1,052,426)	$(166,740)	$(1,986,259)

Basic and diluted loss per share	$(0.06)	$(0.05)	$(0.17)	$(0.05)	$(0.41)

Weighted average number of basic and diluted common shares outstanding	6,673,628	3,427,381	6,265,258	3,427,381	4,835,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the Period from Inception (March 9, 2007) to April 30, 2008
						Deficit Accumulated During the Development Stage

	Preferred Stock		Common Stock		Additional Paid in Capital		Total Stockholders’ Equity
	Number of Shares		Number of Shares
		Par Value		Par Value

Balance at inception (March 9, 2007), adjusted for recapitalization	-	$-	5,629,716	$5,630	$(5,630)	$-	$-

Shares issued for cash	-	-	1,197,029	1,197	1,998,803	-	2,000,000

Net loss						(933,833)	(933,833)

Balance, October 31, 2007	-	-	6,826,745	6,827	1,993,173	(933,833)	1,066,167

Shares issued for services prior to reverse merger	-	-	1,197,030	1,197	245,303	-	246,500

Effect of reverse merger and assumption of liabilities	-	-	-	-	(270,185)	-	(270,185)

Shares issued for cash in December 2007 at $13.77 per share, net	-	-	1,657,881	1,658	22,827,364	-	22,829,022

Shares issued for fees in December 2007	2	-	-	-	-	-	-

Shares returned for cancellation in December 2007	-	-	(3,008,028)	(3,008)	3,008	-	-

Net loss for the six months ended April 30, 2008	-	-	-	-	-	(1,052,426)	(1,052,426)

Balance, April 30, 2008	2	$-	6,673,628	$6,674	$24,798,663	$(1,986,259)	$22,819,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended April 30, 2008	For the Six Months Ended April 30, 2007	For the Period from Inception (March 9, 2007) to April 30, 2008

Cash flows from operating activities
Net loss	$(1,052,426)	$(166,740)	$(1,986,259)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,017	-	9,025
Forgiveness of debt	(296,714)	-	(296,714)
Shares issued for services	246,500	-	246,500
Changes in operating assets and liabilities
Prepaid expenses	(23,110)	-	(263,110)
Accounts payable and accrued liabilities	431,257	33,696	708,820
Due to related parties	166,934	-	166,934
Net cash used in operating activities	(521,542)	(133,044)	(1,414,804)

Cash flows from investing activities
Purchase of property and equipment	(4,979,025)	-	(5,027,156)
Plant construction costs	(1,524,569)	(200,000)	(2,127,361)
Cash placed into escrow to purchase land	(3,199,432)	-	(3,199,432)
Cash acquired in reverse merger	51,544	-	51,544
Net cash used in investing activities	(9,651,482)	(200,000)	(10,302,405)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	22,829,022	2,000,000	24,829,022
Proceeds from automobile loans	-	-	41,361
Repayment of automobile loans	(10,627)	-	(15,532)
Repayment of director loan	(10,015)	-	(10,015)
Net cash provided by financing activities	22,808,380	2,000,000	24,844,836

Net increase in cash and cash equivalents	12,635,356	1,666,956	13,127,627

Cash and cash equivalents at beginning of period	492,271	1,505,335	-

Cash and cash equivalents at end of period	$13,127,627	$3,172,291	$13,127,627

Supplemental cash flow information
Interest paid	$(819)	$-	$(819)
Income taxes paid	$-	$-	$-

Non-cash financing and investing activity
Property and equipment purchased on credit	$(600,000)	$-	$(600,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.

Nature of Operations and Going Concern

We originally were incorporated in the State of Nevada on May 28, 2004, under the name Med-Tech Solutions, Inc. (“MTSI”).  Subsequently, MTSI changed its name to Four Rivers BioEnergy Inc. (“FRBE” or together with its subsidiaries, the “Company”).

On March 26, 2007, MTSI entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (“4Rivers”), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  Pursuant to the Agreement, MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% was acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers.  The closing of the acquisition of the remaining 85% was completed on December 4, 2007.  The acquisition was accounted for as a reverse merger whereby 4Rivers is identified as the acquirer.  On December 4, 2007, the Company raised $22,829,022, net of costs, by way of the placement of 1,657,881 shares of common stock.

Since the conclusion of the funding in December 2007, the Company has developed two primary objectives.  The Company, through its subsidiaries, plans to construct, own and manage a facility in Kentucky for the production of bio-ethanol and bio-diesel products and for the sale and distribution of such products and by-products. In addition, in view of the prevailing market conditions within the bio-energy industry, the Company is evaluating and intends to exploit the opportunities that may arise to acquire existing bio-energy facilities and related enterprises that are either overleveraged, not operating or operating inefficiently, incomplete or otherwise troubled.  The Company believes that with its internal expertise and know-how, it could complete, operate and/or improve those types of opportunities.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern.  Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The Company intends to fund its construction and acquisition endeavors and operations through equity and debt financing arrangements.  There can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements.  The outcome of these matters cannot be predicted at this time.

2.

Significant Accounting Policies

a)

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Form 8-K filed with the SEC on December 11, 2007 for the reverse merger transaction and MTSI’s Form 10-KSB filed with the SEC on February 8, 2008. Management acknowledges its responsibility for the preparation of the accompanying interim financial statements, which reflect all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year and or subsequent quarters.

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

c)

Reclassifications

Certain items in these unaudited condensed consolidated financial statements have been reclassified to confirm to the current period’s presentation.

d)

Development stage company

The Company is considered to be in the Development Stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.  The Company has no revenues to date.

e)

Principles of consolidation

The consolidated financial statements include the accounts of FRBE, 4Rivers, and The Four Rivers BioEthanol Company Limited.  All significant intercompany transactions and balances have been eliminated in consolidation.

f)

Foreign currency translation

The Company’s functional and reporting currency is the United States Dollar. In accordance with SFAS No. 52 "Foreign Currency Translation," monetary assets and liabilities are translated at period-end exchange rates and other assets and liabilities are translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the period or year.  Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the consolidated statement of operations.

g)

Property and equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation is provided on the straight line basis with the following useful lives:

Automobiles

4 years

Office equipment

4 years

h)

Basic and diluted loss per share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, if any, is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive.  The Company does not have any common stock equivalents at April 30, 2008.

i)

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

j)

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

k)

Cash and cash equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash and cash equivalents.

l)

Stock-based compensation

The Company has adopted the fair value provisions of SFAS No. 123(R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

There were no employee stock options and employee stock purchases granted to employees and directors during the period from inception (March 9, 2007) to April 30, 2008. There were no unvested options outstanding as of the date of adoption of SFAS No. 123(R).

m)

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

n)

Research and development

In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, the Company expenses all research and development costs as incurred. As at April 30, 2008, the Company had incurred no research and development costs.

o)

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

p)

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

q)

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

r)

Recent accounting pronouncements

In June 2006, the FASB issued “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109”, (“FIN 48”), which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. The Company is required to adopt FIN 48 on November 1, 2007. The adoption of the statement did not have any material impact on the Company's consolidated financial position, results of operations or cashflows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the fiscal years beginning after November 15, 2008.   We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.  EITF 07-3 will be effective for fiscal years beginning after December 15, 2007.  We do not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheet.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected.  EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.  We have not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  We are required to adopt FSP 142-3 on January 1, 2009.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not expect the adoption of SFAS No. 162 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

3.

Reverse Merger

On March 26, 2007, MTSI entered into an Acquisition Agreement (the “Agreement”) with 4Rivers and 4Rivers’ then shareholders whereby MTSI agreed to acquire the entire issued and outstanding shares of the common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2 000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers.  Also on December 4, 2007, as a condition of the acquisition, the Company raised net proceeds of $22,829,022 through the issuance of 1,657,881 shares of its common stock through a private placement in connection with the acquisition.  Further, as a condition of the Agreement, the Company received 3,655,087 shares of common stock for cancellation and the former director agreed to waive his prior loans to the Company amounting to $296,714.  There was a change in control resulting from this acquisition.  In accordance with SFAS No. 141, “Accounting for Business Combinations”, 4Rivers was the acquiring and surviving entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of 4Rivers or the surviving entity’s capital structure.

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

4.

Plant under Construction

Costs relating to the specification and construction of the Company’s bio-ethanol plant are being capitalized until the plant is operational, at which time depreciation will commence.

5.

Property and Equipment

A breakdown of the Company’s main items of property and equipment are given in the table below:

	Cost	Accumulated Depreciation	Net Book Value
Land	$5,566,573	$-	$5,566,573
Office equipment	12,451	-	12,451
Automobiles	48,132	9,025	39,107
	$5,627,156	$9,025	$5,618,131

The Company has acquired options to procure approximately 834 acres of land suitable for the development of the integrated bio-energy facility in a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky.  The aggregate consideration payable upon exercise of all of these options was approximately $11 million. The Company has exercised options for approximately 435 acres for a total purchase price of approximately $6 million.  In addition, the Company has placed $3.2 million in an escrow account with escrow agents for the purpose of acquiring 106 acres of river front property for the possible future development of a commercial port to facilitate the shipment in and out of raw material and end product for third parties by river.

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

10.

Capital Stock

The Company is authorized to issue 100,000,000 shares of preferred stock of which two shares were issued and outstanding at April 30, 2008.

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

11.

Income Taxes

At April 30, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $1,986,000 expiring in the fiscal year 2027 that may be used to offset future taxable income.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Components of deferred tax assets as of April 30, 2008 are as follows:

Non current:
Deferred tax asset	$695,100
Valuation allowance	(695,100)
Net deferred tax asset	$-

12.

Land Options

The Company has placed $3.2 million in an escrow account with escrow agents for the purpose of acquiring 106 acres of river front property adjacent to the Kentucky site owned by the Company for the possible future development of a commercial port to facilitate the shipment in and out of raw material and end product for third parties by river.  Based upon an independent survey the directors believe that the funds in escrow are sufficient to purchase the land, having calculated the payment due on the basis of the per acreage price set out in the option agreement and the results of an independent survey to calculate the area of the land plot.  The vendor has disputed the acreage of the surveyed area which is used to calculate the cost price of the land and is claiming that an additional $1 million would be payable to acquire the parcel of land. The Company is firmly of the opinion, on the advice of legal counsel and land surveyors, that the amount paid into escrow is accurate.

13.

Subsequent Events

On June 5, 2008, the Company entered into a letter of intent to acquire the assets of Midwest Renewable Energy, LLC, (“MRE”), including the existing ethanol plant at Sutherland, Nebraska, which has a current operating capacity of approximately 28 million gallons per year (“mgpy”) and the partially constructed Phase II expansion project, which is expected to have an operating capacity of an additional 42.5 mgpy when construction is complete.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Background

We were incorporated under the name Med-Tech Solutions, Inc. (“MTSI”) in the State of Nevada on May 28, 2004, and we changed the name on January 25, 2008, to Four Rivers BioEnergy Inc. (“FRBE” or together with its subsidiaries, the “Company”).  On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (“4Rivers”), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  Pursuant to the Agreement MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2 000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers.  On December 4, 2007, the Company raised $22,829,022, net of costs, by way of the placement of 1,657,881 shares of common stock.

In recent months, the Company has developed two primary objectives.  The Company, through its subsidiaries, plans to construct, own and manage a facility in Kentucky for the production of bio-ethanol and bio-diesel products and for the sale and distribution of such products and by-products. In addition, in view of the prevailing market conditions within the bio-energy industry, the Company is evaluating and intends to exploit the opportunities that may arise to acquire existing bio-energy facilities and related enterprises that are either overleveraged, not operating or operating inefficiently, incomplete or otherwise troubled.  The Company believes that with its internal expertise and know-how, it could complete, operate and/or improve those types of opportunities.

Plan of Operations

Currently management is pursuing its business strategy on two active fronts: (a) it is continuing with the negotiation and specification of key contracts for the design, specification and construction of the proposed bio-energy facility in Kentucky and in the negotiation of debt, mezzanine and equity finance to support these plans, and (b) it has commenced a strategy to seek, evaluate and consummate acquisitions of bioenergy facilities and related assets that will help it develop its overall object of becoming a significant company with in the industry.  To the latter end, it has begun various evaluations, entered into some preliminary negotiations and has held discussions with investment bankers and other professionals in respect of several possible target acquisitions.

FRBE’s objective is to become a major producer in the bio-energy sector through a combination of making selective acquisitions of existing incomplete, underperforming and/or over geared plants which it will then complete, expand and improve, applying its capital and expertise to that end; and the development of its own green field site in Kentucky.

Kentucky Facility

The plans for the Kentucky green field site are to develop, own and operate an approximately 130 MMGPY corn based dry mill fuel grade bio-energy plant with front end fractionation and a 35 MMGPY bio-diesel plant and other renewable bio-energy facilities (together, the “Plant” or “the Bio Energy Plant”)).  FRBE intends that provision be made in the design to allow the Plant’s output to be increased; to be able to convert entirely or partially from natural gas to more attractive energy sources; and to introduce planned improvements by way of introducing new technology and processes which will improve the overall efficiency of the Plant and provide it with competitive advantage.  The planned Plant is designed to use corn oil derived from the fractionation as food grade corn oil and/or use the corn oil along with vegetable oils such as soy oil and other vegetable oils and animal fats produce fuel grade bio-diesel and will also produce other energy and animal feed co-products such as dried distillers grains ("DDG"). As the planned plant designs are negotiated and further developed, changes will be made to accommodate and take advantage of new technologies and concepts, but the core plan, to build a bio-energy facility that uses advanced technologies to improve its overall efficiency, remains central to our plan of operations.

The Company has acquired options to procure approximately 834 acres of land suitable for the development of the integrated bio-energy facility in a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky.  The aggregate consideration payable upon exercise of all of these options was approximately $11 million. The Company has exercised options for approximately 435 acres for a total purchase price of approximately $6 million.  In addition, the Company has placed $3.2 million in an escrow account with escrow agents for the purpose of acquiring 106 acres of river front property for the possible future development of a commercial port to facilitate the shipment in and out of raw material and end product for third parties by river.  Based upon an independent survey the directors believe that the funds in escrow are sufficient to purchase the land, having calculated the payment due on the basis of the per acreage price set out in the option agreement and the results of an independent survey to calculate the area of the land plot.  The vendor has disputed the acreage of the surveyed area which is used to calculate the cost price of the land and is claiming that an additional $1 million would be payable to acquire the parcel of land. The Company is firmly of the opinion, on the advice of legal counsel and land surveyors, that the amount paid into escrow is accurate.  Of the remaining options, the Company expects to exercise its options to acquire a further 293 acres for a total consideration of approximately $2.1 million which falls due on June 23, 2008 which date may be extended by mutual agreement.  The Company is also seeking to acquire further land on adjacent sites and is currently negotiating for approximately xxx acres of river front property for the possible future development of a commercial port to facilitate the shipment in and out of raw material and end product for third parties by river and several other smaller parcels of land which, whilst not essential, would improve still further the logistics of the overall site.

The total funding requirement for the construction and initial operation of the Plant as currently contemplated is estimated to be approximately $400 million.  The estimated cost of the integrated bio-energy facility is approximately $270 million and the balance of $130 million is for infrastructure, working capital, fees and debt service.  The projected funding mix will be equity and debt, with the goal to be 40% equity and 60% debt. The Company has signed engagement letters with bankers, investment bankers and mezzanine finance providers to raise the capital to enable it to commence construction of the proposed Kentucky site and has been actively engaged in obtaining and improving the land, obtaining necessary permits and in the detailed specification and design of the plant.

The planned overall Plant design and, in particular, the integration of new technologies with a more traditional bio-energy plant, is innovative in the bio-energy industry and is expected to derive significant efficiencies.

Acquisitions

Currently the market for bio-energy is fragmented and most established producers use relatively small traditional plants which do not take advantage of innovations such as those that FRBE plans to deploy. Recent changes in market conditions, both in the markets for raw material input and in the oil industry generally, coupled with the prevailing uncertainties in the capital markets, are expected to place strains on the viability of many traditional plants and this represents an interesting opportunity for FRBE to selectively search for established bio-energy plants that have inherently good distribution logistics and access to adequate land for expansion and which offer the prospect of benefiting from the efficiencies developed by FRBE. In addition there are thought to be various economies of scale that make a selective acquisition  and roll up strategy in the bio-energy industry potentially interesting.

As a result of these factors, there have arisen in the bioenergy sector the opportunity to acquire various kinds of assets that can add to the development of the Company as a significant presence in the bioenergy business.  The Company believes there is an opportunity to exploit the situation, and has been examining several situations and engaged with investment bankers to assess opportunities.  The Company aims to do seek a combination of making selective acquisitions of existing incomplete, underperforming and/or over geared plants which it will then complete, expand and improve, applying its capital and expertise to that end.

Financing

The Company will need substantial amounts of capital to implement its strategies.  Given the currently unsettled state of the capital markets and credit markets, there is no assurance that the Company will be able to sell any of its securities or raise the amount of capital that it seeks for acquisitions or for the Kentucky project.  Even if financing is available, it may not be on terms that are acceptable to the Company.  In addition, the Company does not have any determined sources for the full amount of funding required to implement its entire acquisition strategy or for the design, procurement, construction and commissioning of the proposed Kentucky Plant and any needed working capital. There is no assurance that any or all of the funding will be obtainable as desired or in full to build the Plant.  If the Company is unable to raise the necessary capital at the times it requires such funding, it may have to materially change its business plans, including modifying the proposed Plant, delaying implementation of aspects of the business plan or curtailing or abandoning its business plan.  The Company is a speculative investment, and investors may lose their investment and the opportunity to profit from the proposed business plan.

Results of Operations

The following table summarizes the main items of expenditure for discussion in the results of operations for the three and six month periods ended April 30, 2008 compared to the three and six months ended April 30, 2007; and for the period from inception (March 9, 2007) to April 30, 2008.

	Three months ended April 30, 2008	Three months ended April 30, 2007	Six months ended April 30, 2008	Six months ended April 30, 2007	Inception (March 9, 2007) to April 30, 2008
Net loss	$432,359	$166,740	$1,052,426	$166,740	$1,986,259
Consulting expense	$481,162	$130,589	$1,343,385	$130,589	$2,033,790
Property and Equipment	$1,520,716	$-	$5,579,025	$-	$5,627,156
Plant under construction	$797,248	$-	$1,524,569	$200,000	$2,127,361

The Company and its subsidiaries recorded a consolidated net loss of $432,359 and $1,052,426 for the three and six month periods ended April 30, 2008 respectively, as compared to $166,740 for the three and six months ended April 30, 2007; and for the period from inception (March 9, 2007) to April 30, 2008, it incurred a net loss of $1,986,259.

The main components of the recorded loss during the three and six month periods ended April 30, 2008, were (a) consulting expense incurred from contractors and consultants who were engaged in the management of the business and which amounted in total to $481,162 and $1,343,385, respectively.  The charge in the six month period end included a one time discretionary bonus expense of $413,414 relating to exceptional performance by certain contractors and consultants which was approved by the Directors on November 1, 2007.  This compares to $130,589 for both the three and six month periods ended April 30, 2007.  The consulting expense from inception (March 9, 2007) to April 30, 2008, amounted to $2,033,790; (b) off set by the interest income on money market deposits amounting to $165,725 and $296,625 for the three and six month periods ended April 30, 2008, respectively, compared to $6,253 for the three and six month periods ended April 30, 2007.  The total interest income for the period from inception (March 9, 2007) to April 30, 2008 amounted to $312,957; and (c) a one time gain from the forgiveness of debt of $296,714 due to a former director of the Company in connection with the completion of the reverse merger transaction.

The main components of the recorded loss for the period from inception (March 9, 2007) to April 30, 2008, principally comprised of consulting expense of $2,033,790 incurred from contractors and consultants and travel related expenses of $339,266, which off set by the interest income on money market deposit of $312,957 and a one time gain from the forgiveness of debt of $296,714 due to a former director of the Company in connection with the completion of the reverse merger transaction.

During the three and six month periods ended April 30, 2008, the Company purchased property and equipment, comprised almost entirely of land and insignificant amount of equipment, costing $1,520,716 and $5,579,025, respectively ($4,979,025 in cash and $600,000 purchased on credit).  There were no property and equipment purchases in the three and six month periods ended April 30, 2007.  The Company incurred plant construction costs of $797,247 and $1,524,569 for the three and six month periods ended April 30, 2008 mainly comprised of early stage development and feasibility work and studies and initial payments made under contracts associated with the construction and financing of the proposed plant.

In the period from inception (March 9, 2007) to April 30, 2008, the Company purchased property and equipment, comprised almost entirely of land and insignificant amount of equipment amounting to $5,627,156 ($5,027,156 in cash and $600,000 purchased on credit) and incurred plant construction costs of $2,127,361. These purchases acquired on credit of $600,000 was financed by deferred consideration (which carries an option on the part of the vendor to call for settlement in shares of the Company, as further explained in the accompanying Unaudited Condensed Consolidated Financial Statements).

 In addition, during the quarter ended April 30, 2008, the Company has deposited $3,199,432 with an escrow agent in respect of its proposed purchase of approximately 106 acres of land in the Kentucky site under the terms of a land purchase option agreement. Based upon an independent survey the directors believe that the funds in escrow are sufficient to purchase the land, having calculated the payment due on the basis of the per acreage price set out in the option agreement and the results of an independent survey to calculate the area of the land plot. The vendor has disputed the acreage of the surveyed area which is used to calculate the cost price of the land and is claiming that an additional $1 million would be payable to acquire the parcel of land. The Company is firmly of the opinion, on the advice of legal counsel and land surveyors, that the amount paid into escrow is accurate.

Liquidity and Capital Resources

Since inception, the Company has financed itself primarily by the sale of equity securities. The Company raised $22,829,022 (net of costs) on December 4, 2007 and $2,000,000 on March 26, 2007, by way of two separate private placements of shares of common stock. The total funds raised of $24,829,022 have been used principally as follows: (a) $8,766,005 to acquire land (including $3,199,432 cash in escrow pending completion of land purchases); (b) $2,127,361 on plant and equipment (mainly plant construction costs), and (c) to fund the cost of operations. At April 30, 2008, the Company had available cash balances of $13,127,627, which are held on interest bearing bank deposits.

Because of the current economic climate in the United States, and the costs facing the bioenergy industry, there have appeared a number of opportunities to acquire assets for the production of bioenergy products, distribution and related businesses, some of which are in distressed situations.  The management is making itself aware of various acquisition opportunities as they become available, and from time to time, actively exploring those that present a complimentary or unique acquisition situation.  At the same time, the Company is continuing to pursue its proposed Kentucky facility and is also in the process of securing further funds and commitments for the proposed bio-energy project to be located in Kentucky.

The Company, will only commit to capital expenditure for any of its planned projects or an acquisition opportunity as and when adequate capital or new lines of finance are made available to it.  There is no assurance that the Company will be able to complete its  proposed equity based private placements, obtain any other financing or enter into any other form of credit arrangement.  Although it may be offered such financing, the terms may not be acceptable to the Company.  If the Company is not able to secure financing or it is offered on unacceptable terms, then the business plans and acquisition strategy may have to be modified or curtailed or aspects terminated.  There is no assurance that even with financing, the Company will be able to achieve its goals or complete an acquisition.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Significant Accounting Policies

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

The Company is considered to be in the Development Stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

The Company has no revenues to date and is utilizing the capital that was raised by way of the private placement referred to above to commence initial work on a proposed Bio-Energy Plant to be constructed on land that has been purchased, or is under option to be purchased in Kentucky. All cost incurred in acquiring land, options and plant are capitalized and held in the consolidated balance sheet.

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

Recent accounting pronouncements

In June 2006, the FASB issued “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109”, (“FIN 48”), which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. The Company is required to adopt FIN 48 on November 1, 2007.  The adoption of this statement did not have any material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the fiscal years beginning after November 15, 2008.   We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159").  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.  EITF 07-3 will be effective for fiscal years beginning after December 15, 2007.  We do not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheet.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected.  EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.  We have not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  We are required to adopt FSP 142-3 on January 1, 2009.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not expect the adoption of SFAS No. 162 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Item 3.  Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including  our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended April 30, 2008.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended April 30, 2008.

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

FOUR RIVERS BIOENERGY INC.

Date: June 16, 2008	By:	/s/ Gary Hudson
Name: Gary Hudson Title: President and Chief Executive Officer
Date: June 16, 2008	By:	/s/ Martin Thorp
Name: Martin Thorp Title: Chief Financial Officer