Form 10QSB
period 2008-07-31
FOUR RIVERS BIOENERGY INC.
filed 2008-09-16
CIK 1312069

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,804,689 shares of common stock, par value $.001 per share, outstanding as of September 12, 2008.

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

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheet
(Unaudited)

July 31,
2008
Assets
Current
Cash and cash equivalents	$12,750,485
Restricted Cash - in Escrow (Note 12)	3,204,433
Prepaid expenses	509,185
16,464,103
Plant under construction (Note 4)	2,473,282
Property and equipment (Note 5)	6,164,832

$25,102,217

Liabilities
Current
Accounts payable and accrued liabilities	$769,348
Deferred consideration (Note 6)	600,000
Due to related parties (Note 7)	166,935
1,536,283
Automobile loans (Note 8)	20,106
1,556,389

Commitment (Note 9)	-

Stockholders' Equity
Capital stock (Note 10)
Preferred stock
Authorized: 100,000,000 shares with par value of $0.001 per share issued and outstanding: 2 shares	-
Common stock
Authorized: 500,000,000 shares with par value of $0.001 per share issued and outstanding: 6,804,689 shares	6,805
Additional paid in capital	26,366,032
Deficit accumulated during development stage	(2,827,009)
23,545,828

$25,102,217
Nature of operations and going concern (Note 1)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended July 31,		For the Nine Months Ended July 31,		For the Period from Inception (March 9, 2007) to July 31,
	2008	2007	2008	2007	2008
Operating expenses
Professional fees	$67,207	$224	$147,870	$224	$149,550
Administration	119,992	-	202,080	-	202,080
Bank charges	150	1,168	1,406	1,754	3,539
Consulting expenses	672,446	285,706	2,015,831	416,295	2,706,236
Depreciation	3,008	669	9,025	669	12,033
Office and sundry	7,896	795	21,184	795	23,943
Rent expense	4,200	2,567	16,900	2,567	21,300
Telephone and communications	4,610	1,764	11,959	1,764	16,673
Travel expense	32,568	110,307	130,768	152,125	371,834
	(912,077)	(403,200)	(2,557,023)	(576,193)	(3,507,188)
Other income (expense)
Interest income	71,327	10,078	367,952	16,331	384,284
Interest	-	-	(819)	-	(819)
Forgiveness of debt	-	-	296,714	-	296,714

Net loss before provision for income taxes	(840,750)	(393,122)	(1,893,176)	(559,862)	(2,827,009)

Income taxes (benefit)	-	-	-	-	-

Net loss	$(840,750)	$(393,122)	$(1,893,176)	$(559,862)	$(2,827,009)

Basic and diluted loss per share	$(0.13)	$(0.10)	$(0.30)	$(0.15)	$(0.55)

Weighted average number of basic and diluted common shares outstanding	6,675,053	3,818,717	6,402,853	3,677,401	5,167,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the Period from Inception (March 9, 2007) to July 31, 2008

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Total
	Number of		Number of		Paid In	Development	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Stage	Equity

Balance at inception (March 9, 2007), adjusted for recapitalization	-	$-	5,629,716	$5,630	$(5,630)	$-	$-

Shares issued for cash	-	-	1,197,029	1,197	1,998,803	-	2,000,000

Net loss						(933,833)	(933,833)

Balance, October 31, 2007	-	-	6,826,745	6,827	1,993,173	(933,833)	1,066,167

Shares issued for services prior to reverse merger	-	-	1,197,030	1,197	245,303	-	246,500

Effect of reverse merger and assumption of liabilities	-	-	-	-	(270,185)	-	(270,185)

Shares issued for cash in December 2007 at $13.77 per share, net	-	-	1,657,881	1,658	22,827,364	-	22,829,022

Shares issued for fees in December 2007	2	-	-	-	-	-	-

Shares returned for cancellation in December 2007	-	-	(3,008,028)	(3,008)	3,008	-	-

Shares issued for cash in July 2008 at $15.26 per share, net	-	-	131,061	131	1,567,369	-	1,567,500

Net loss for the nine months ended July 31, 2008	-	-	-	-	-	(1,893,176)	(1,893,176)

Balance, July 31, 2008	2	$-	6,804,689	$6,805	$26,366,032	$(2,827,009)	$23,545,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended July 31,	For the Nine Months Ended July 31,	For the Period from Inception (March 9, 2007) to July 31,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(1,893,176)	$(559,862)	$(2,827,009)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation	9,025	-	12,033
Forgiveness of debt	(296,714)	-	(296,714)
Shares issued for services	246,500	-	246,500
Changes in operating assets and liabilities
Prepaid expenses	(200,000)	(5,000)	(440,000)
Accounts payable and accrued liabilities	476,785	265,671	754,348
Due to related parties	166,935	-	166,935
Net cash used in operating activities	(1,490,645)	(299,191)	(2,383,907)

Cash flows from investing activities
Purchase of property and equipment	(5,528,734)	-	(5,576,865)
Plant construction costs	(1,870,490)	(367,461)	(2,473,282)
Cash placed into escrow to purchase land	(3,204,433)	-	(3,204,433)
Cash acquired in reverse merger	51,544	-	51,544
Prepaid expenses (Note 13)	(69,185)	-	(69,185)
Net cash used in investing activities	(10,621,298)	(367,461)	(11,272,221)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	24,396,522	2,000,000	26,396,522
Proceeds from automobile loans	-	-	41,361
Repayment of automobile loans	(16,350)	-	(21,255)
Repayment of director loan	(10,015)	-	(10,015)
Net cash provided by financing activities	24,370,157	2,000,000	26,406,613

Net increase in cash and cash equivalents	12,258,214	1,333,348	12,750,485

Cash and cash equivalents at beginning of period	492,271	-	-

Cash and cash equivalents at end of period	$12,750,485	$1,333,348	$12,750,485

Supplemental cash flow information
Interest paid	$(819)	$-	$(819)
Income taxes paid	$-	$-	$-

Non-cash financing and investing activity
Property and equipment purchased on credit	$(600,000)	$-	$(600,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company has preserved much of the cash that it raised out of the financings described above, with expenditures being mainly focused on land purchases in Kentucky. However, to maintain flexibility to enable it to execute its twin strategies it requires access to further cash and the Company announced on August 1, 2008 that it had raised $2 million in gross proceeds ($1,567,500 net of costs) on July 30, 2008 as an initial closing of an ongoing private placement of its common stock pursuant to Regulation S.  The securities being offered have not been and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the state and federal securities laws.  After this financing the Company had cash balances at July 31, 2008 amounting to approximately $12.7 million (excluding approximately $3.2 million which is about to be released back to the Company from escrow (see note 14)). The Company will continue to explore routes to raise capital to provide it with maximum flexibility to enable it to execute against its strategy and to pursue a careful cash management strategy to maintain its flexibility.

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

g)

Property and equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation is provided on the straight line basis with the following useful lives:

Automobiles

4 years

Office equipment

4 years

h)

Basic and diluted loss per share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, if any, is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive.  The Company does not have any common stock equivalents at July 31, 2008.

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

There were no employee stock options and employee stock purchases granted to employees and directors during the period from inception (March 9, 2007) to July 31, 2008. There were no unvested options outstanding as of the date of adoption of SFAS No. 123(R).

m)

Revenue recognition

The Company has had no revenues to date.  It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” ("SAB No. 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB No. 101"). SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

n)

Research and development

In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, the Company expenses all research and development costs as incurred. As at July 31, 2008, the Company had incurred no research and development costs.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  We are required to adopt FSP 142-3 on November 1, 2009 and early adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

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

3.

Reverse Merger

On March 26, 2007, MTSI entered into an Acquisition Agreement (the “Agreement”) with 4Rivers and 4Rivers’ then shareholders whereby MTSI agreed to acquire the entire issued and outstanding shares of the common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2, 000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers.  Also on December 4, 2007, as a condition of the acquisition, the Company raised net proceeds of $22,829,022 through the issuance of 1,657,881 shares of its common stock through a private placement in connection with the acquisition.  Further, as a condition of the Agreement, the Company received 3,655,087 shares of common stock for cancellation and the former director agreed to waive his prior loans to the Company amounting to $296,714.  There was a change in control resulting from this acquisition.  In accordance with SFAS No. 141, “Accounting for Business Combinations”, 4Rivers was the acquiring and surviving entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of 4Rivers or the surviving entity’s capital structure.

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

5.

Property and Equipment

A breakdown of the Company’s main items of property and equipment are given in the table below:

	Cost	Accumulated Depreciation	Net Book Value
Land	$6,116,281	$-	$6,116,281
Office equipment	12,452	-	12,452
Automobiles	48,132	12,033	36,099
	$6,176,865	$12,033	$6,164,832

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

In addition, the Company has placed $3.2 million in an escrow account with escrow agents for the purpose of acquiring 106 acres of river front property for the possible future development of a commercial port to facilitate the shipment in and out of raw materials and end products for third parties by river.. The Company has advised the proposed vendor of this land that it does not plan to continue with the proposed purchase, following a dispute with that vendor over the purchase price of the land which was to have been purchased under the terms of an option agreement. The Company expects the return of the escrow funds shortly and has formulated viable alternative plans to develop a port.

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

Commitments and Contingencies

a)

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

b)

Registration Rights Agreement

Pursuant to the terms of the ongoing Private Placement (see note 1), the Company must file a registration statement within 30 days of the final closing of the private placement offering which is set for October 31, 2008.  The $2 million raised during the period is the initial closing.  In addition, should an “event” occur that prevents a registration statement from being timely filed or declared effective within an applicable time period (as detailed within the purchase agreement), the Company shall pay to each investor an amount equal to 1% of the number of shares of common stock purchased, per month after the said event has occurred, paid in arrears and in additional shares of common stock and or in cash until such time as the registration statement has been filed or declared effective as the case may be.

10.

Capital Stock

The Company is authorized to issue 100,000,000 shares of preferred stock of which two shares were issued and outstanding at July 31, 2008.

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

On May 23, 2008, the Company announced that it intended raising additional cash through a private placement in order to actively pursue its acquisition strategy (see note 1).  Under the terms of this placement, the Company plans to sell additional shares for a maximum amount of up to $30,000,000 in gross proceeds (approximately $27,000,000 net of expenses).  On July 30, 2008, the Company had an initial closing of the private placement of $2,000,000 in gross proceeds for which it issued, pursuant to Regulation S, 131,061 shares of common stock to a strategic investor.  Pursuant to the terms of the private placement agreement, the Company must file a registration statement within 30 days of the final closing of the private placement offering which is set for October 31, 2008.  In addition, should an “event” occur that prevents a registration statement from being timely filed or declared effective within an applicable time period (as detailed within the purchase agreement), the Company shall pay to each investor an amount equal to 1% of the number of shares of common stock purchased, per month after the said event has occurred, paid in arrears and in additional shares of common stock and or in cash until such time as the registration statement has been filed or declared effective as the case may be.

11.

Income Taxes

At July 31, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $2,827,000 expiring in the fiscal year 2027 that may be used to offset future taxable income.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Components of deferred tax assets as of July 31, 2008 are as follows:

Non current:
Deferred tax asset	$989,500
Valuation allowance	(989,500)
Net deferred tax asset	$-

12.

Land Options

The Company has placed $3.2 million in an escrow account with escrow agents for the purpose of acquiring 106 acres of river front property adjacent to the Kentucky site owned by the Company for the possible future development of a commercial port to facilitate the shipment in and out of raw materials and end products for third parties by river.  Based upon an independent survey the directors believe that the funds in escrow are sufficient to purchase the land, having calculated the payment due on the basis of the per acreage price set out in the option agreement and the results of an independent survey to calculate the area of the land plot.  The vendor has disputed the acreage of the surveyed area which is used to calculate the cost price of the land and is claiming that an additional $1 million would be payable to acquire the parcel of land. The Company is firmly of the opinion, on the advice of legal counsel and land surveyors, that the amount paid into escrow is accurate. Given the position taken by the proposed vendor of the land, the Company has advised the vendor that it does not plan to continue with the proposed purchase and has demanded the return of the escrow funds together with the original deposit made and reimbursement of its costs. The Company has formulated viable alternative plans to develop a port.

During the period, the Company’s option to purchase approximately 257 acres of land expired on June 23, 2008.  On June 20, 2008, the Company entered into an amendment to the original agreement regarding the purchase of land.  Pursuant to the terms of the amended agreement, the original selling price was increased to $1,900,000, the closing date for completion was extended to January 2, 2009, and the Company made a non-refundable down-payment on the land purchase for $250,000 at the time of executing the agreement.  In addition, the Company must pay interest on the remaining balance due at a rate of 12% per annum until such time as the balance is paid. During the period, the Company has capitalized interest incurred or accrued on the remaining balance of approximately $21,000.  If the Company does not close the purchase on or before the closing date, the vendor has the right to retain the down-payment of $250,000, and the original land option fee of $25,000 originally paid into escrow.

13.

Farming related prepayments

Management of the Company has considered various ways in which to maximize the return of assets held prior to the full development and operation of the ethanol plant.  During the three month period ended July 31, 2008, the Company incurred certain costs amounting to $69,185 related to farming a portion of the land acquired and held in Kentucky, to grow soya bean.  The Company expects to be able to harvest the crop yield in or around late October/early November 2008; and is confident that off-take agreements and buyers will be found for the entire crop prior to harvest.  The revenue to be generated from the sale of the crop is not in the normal course of operations for the Company.  The Company has no intention to change its plan of operations, and views this farming activity as a strategic use of idle assets (prior to the plant being built).  Consequently, the costs incurred with the farming activities have been capitalized and included in prepaid expenses at July 31, 2008 until such time as revenues are generated at which time such capitalized costs will be expensed and netted against revenues.

14.

Subsequent Events

On June 5, 2008, the Company entered into a letter of intent (“LOI”) to acquire the assets of Midwest Renewable Energy, LLC, (“MRE”), including the existing ethanol plant at Sutherland, Nebraska, which has a current operating capacity of approximately 28 million gallons per year (“mgpy”) and the partially constructed Phase II expansion project, which is expected to have an operating capacity of an additional 42.5 mgpy when construction is complete. Following the completion of initial due diligence, the Company has advised the management of MRE that it is not prepared to continue with the proposed acquisition on the initial terms of the LOI and remains in active discussions with MRE regarding possible alternative arrangements.

On September 10, 2008, the Company formally requested that monies currently held in escrow related to the 106 acres of river front property and which has been the subject of dispute (see note 12), be returned as the Company has advised the vendor that it does not plan to continue with the proposed purchase.  Accordingly, the sum of $2,856,432 being the initial sum deposited to escrow with the Company’s attorney, (plus interest accrued whilst on deposit of approximately $24,000) will be returned to the Company bank account.  A further sum of $318,000 which was deposited in escrow with the vendor’s attorney has also been demanded and the Company fully expects that these funds to be returned in the next reporting period.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Background

We were incorporated under the name Med-Tech Solutions, Inc. (“MTSI”) in the State of Nevada on May 28, 2004, and we changed the name on January 25, 2008 to Four Rivers BioEnergy Inc. (“FRBE” or together with its subsidiaries, the “Company”).  On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (“4Rivers”), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  Pursuant to the Agreement, MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers.  On December 4, 2007, the Company raised $22,829,022, net of costs, by way of the placement of 1,657,881 shares of common stock.

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

The Company has preserved much of the cash that it raised out of the financings described above, expenditure being mainly focused on land purchases in Kentucky. However, to maintain flexibility to enable it to execute its twin strategies it requires access to further cash and the Company announced on August 1, 2008 that it had raised $2 million ($1,567,500 net of costs) on July 30, 2008 by way of the first closing in an ongoing private placement of its common stock pursuant to Regulation S. After this financing the Company had cash balances at July 31, 2008 amounting to $12.7 million (excluding $3.2 million which is about to be released back to the Company from escrow). The Company will continue to explore routes to raise capital to provide it with maximum flexibility to enable it to execute against its strategy and to pursue a careful cash management strategy to maintain its flexibility.

Plan of Operations

Currently management is pursuing its business strategy on two active fronts: (a) it is continuing with the negotiation and specification of key contracts for the design, specification and construction of the proposed bio-energy facility in Kentucky and in the negotiation of debt, mezzanine and equity finance to support these plans, and (b) it has commenced a strategy to seek, evaluate and consummate acquisitions of bioenergy facilities and related assets that will help it develop its overall objective of becoming a significant company with in the industry.  To the latter end, it has begun various evaluations, entered into some preliminary negotiations and has held discussions with investment bankers and other professionals in respect of several possible target acquisitions.

FRBE’s objective is to become a major producer in the bio-energy sector through a combination of making selective acquisitions of existing incomplete, underperforming and/or over geared plants which it will then complete, expand and improve, applying its capital and expertise to that end; and the development of its own green field site in Kentucky.

Kentucky Facility

The plans for the Kentucky green field site are to develop, own and operate an approximately 130 MMGPY corn based dry mill fuel grade bio-energy plant with front end fractionation and a 35 MMGPY bio-diesel plant and other renewable bio-energy facilities (together, the “Plant” or “the Bio Energy Plant”).  FRBE intends that provision be made in the design to allow the Plant’s output to be increased; to be able to convert entirely or partially from natural gas to more attractive energy sources; and to introduce planned improvements by way of introducing new technology and processes which will improve the overall efficiency of the Plant and provide it with a competitive advantage.  The planned Plant is designed to use corn oil derived from the fractionation of food grade corn oil and/or use the corn oil along with vegetable oils such as soy oil and other vegetable oils and animal fats to produce fuel grade bio-diesel and will also produce other energy and animal feed co-products such as dried distillers grains ("DDG"). As the planned plant designs are negotiated and further developed, changes will be made to accommodate and take advantage of new technologies and concepts, but the core plan, to build a bio-energy facility that uses advanced technologies to improve its overall efficiency, remains central to our plan of operations.

The Company has acquired options to procure approximately 834 acres of land suitable for the development of the integrated bio-energy facility in a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky.  The aggregate consideration payable upon exercise of all of these options was approximately $11 million. The Company has exercised options for approximately 435 acres for a total purchase price of approximately $6 million.  In addition, the Company has placed $3.2 million in an escrow account with escrow agents for the purpose of acquiring 106 acres of river front property for the possible future development of a commercial port to facilitate the shipment in and out of raw materials and end products for third parties by river.  Based upon an independent survey the directors believe that the funds in escrow are sufficient to purchase the land, having calculated the payment due on the basis of the per acreage price set out in the option agreement and the results of an independent survey to calculate the area of the land plot.  The vendor has disputed the acreage of the surveyed area which is used to calculate the cost price of the land and is claiming that an additional $1 million would be payable to acquire the parcel of land. The Company is firmly of the opinion, on the advice of legal counsel and land surveyors, that the amount paid into escrow is accurate.  Given the position taken by the vendor, the Company has advised the vendor that it does not plan to continue with the proposed purchase and has demanded the return of the escrow funds which includes an original deposit of $318,000.

During the period, the Company’s option to purchase approximately 257 acres of land expired on June 23, 2008.  On June 20, 2008, the Company entered into an amendment to the original agreement regarding the purchase of land.  Pursuant to the terms of the amended agreement, the original selling price was increased to $1,900,000, the closing date for completion was extended to January 2, 2009, and the Company made a non-refundable down-payment on the land purchase for $250,000 at the time of executing the agreement.  In addition, the Company must pay interest on the remaining balance due at a rate of 12% per annum until such time as the balance is paid. During the period, the Company has capitalized interest incurred or accrued on the remaining balance of approximately $21,000.  If the Company does not close the purchase on or before the closing date, the vendor has the right to retain the down-payment of $250,000, and the original land option fee of $25,000 originally paid into escrow.  The Company further expects to exercise its options to acquire a further 18 acres for a total consideration of approximately $260,000 which falls due on September 1, 2009 and such date may be extended by mutual agreement. The Company is also seeking to acquire further land on contiguous sites and is currently negotiating for approximately 11 acres of river front property for the possible future development of a commercial port to facilitate the shipment in and out of raw material and end product for third parties by river and several other smaller parcels of land which, whilst not essential, would improve still further the logistics of the overall site.

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

As a result of these factors, there have arisen in the bio-energy sector the opportunity to acquire various kinds of assets that can add to the development of the Company as a significant presence in the bio-energy business.  The Company believes there is an opportunity to exploit the situation, and has been examining several situations and engaged with investment bankers to assess opportunities.  The Company aims to seek a combination of making selective acquisitions of existing incomplete, underperforming and/or over geared plants which it will then complete, expand and improve, applying its capital and expertise to that end.

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

Results of Operations

The following table summarizes the main items of expenditure for discussion in the results of operations for the three and nine month periods ended July 31, 2008 compared to the three and nine months ended July 31, 2007; and for the period from inception (March 9, 2007) to July 31, 2008.

	Three months ended July 31, 2008	Three months ended July 31, 2007		Nine months ended July 31, 2008	Nine months ended July 31, 2007		Inception (March 9, 2007) to July 31, 2008
Net loss	$840,750		$393,122	$1,893,176		$559,862	$2,827,009
Consulting expense	$672,446		$285,706	$2,015,831		$416,295	$2,706,236
Property and Equipment	$549,709		$-	$6,128,734		$-	$6,176,865
Plant under construction	$345,921	$		$1,870,490	$		$2,473,282

The Company and its subsidiaries recorded a consolidated net loss of $840,750 and $1,893,176 for the three and nine month periods ended July 31, 2008, respectively, as compared to $393,122 and $559,862 for the three and nine month periods ended July 31, 2007, respectively; and for the period from inception (March 9, 2007) to July 31, 2008, it incurred a net loss of $2,827,009.

The main components of the recorded loss during the three and nine month periods ended July 31, 2008, were (a) consulting expense incurred from contractors and consultants who were engaged in the management of the business and which amounted to $672,446 and $2,015,831, respectively.  The charge in the nine month period included a one time discretionary bonus expense of $414,414 relating to exception performance by certain contractors and consultants which was approved by the Directors on November 1, 2007.  This compares to $285,706 and $416,295 for the three and nine month periods ended July 31, 2007, respectively. The consulting expense from inception (March 9, 2007) to July 31, 2008, amounted to $2,706,236; (b) off set by the interest income on money market deposits amounting to $71,327 and $367,952 for the three and nine month periods ended July 31, 2008, respectively, as compared to $10,078 and $16,331 for the three and nine month periods ended July 31, 2007, respectively. The total interest income for the period from inception (March 9, 2007) to July 31, 2008 amounted to $384,284.

The main components of the recorded loss for the period from inception (March 9, 2007) to July 31, 2008, principally comprised of consulting expense of $2,706,236 incurred from contractors and consultants and travel related expenses of $371,834, which off set by the interest income on money market deposit of $384,284 and a one time gain from the forgiveness of debt of $296,714 due to a former director of the Company in connection with the completion of the reverse merger transaction.

During the three and nine month periods ended July 31, 2008, the Company purchased property and equipment, comprised almost entirely of land and insignificant amount of equipment, costing $549,709 and $6,128,734, respectively ($5,528,374 in cash and $600,000 purchased on credit for the nine months ended July 31, 2008). There were no property and equipment purchases in the three and nine month periods ended July 31, 2007.  The Company incurred plant construction costs of $345,921 and $1,870,490 for the three and nine month periods ended July 31, 2008 mainly comprised of early stage development and feasibility work and studies and initial payments made under contracts associated with the construction and financing of the proposed plant.

In the period from inception (March 9, 2007) to July 31, 2008, the Company purchased property and equipment, comprised almost entirely of land and insignificant amount of equipment amounting to $6,176,865  ($5,576,865 in cash and $600,000 purchased on credit) and incurred plant construction costs of $2,473,282 . These purchases acquired on credit of $600,000 were financed by deferred consideration (which carries an option on the part of the vendor to call for settlement in shares of the Company, as further explained in the accompanying unaudited condensed consolidated financial statements).

In addition, during the nine month period ended July 31, 2008, the Company deposited $3,204,433 with an escrow agent in respect of its proposed purchase of approximately 106 acres of land in the Kentucky site under the terms of a land purchase option agreement. Based upon an independent survey the directors believe that the funds in escrow are sufficient to purchase the land, having calculated the payment due on the basis of the per acreage price set out in the option agreement and the results of an independent survey to calculate the area of the land plot. The vendor has disputed the acreage of the surveyed area which is used to calculate the cost price of the land and is claiming that an additional $1 million would be payable to acquire the parcel of land. The Company is firmly of the opinion, on the advice of legal counsel and land surveyors, that the amount paid into escrow is accurate.

Liquidity and Capital Resources

Since inception, the Company has financed itself primarily by the sale of equity securities. The Company raised $22,829,022 (net of issuance costs) on December 4, 2007, $2,000,000 on March 26, 2007 and $2,000,000 ($1,567,500 net of costs) on July 30, 2008, by way of three separate private placements of shares of common stock. The total funds raised of $26,396,522 have been used principally as follows: (a) $5,576,865 to acquire land (this amount excludes $3,204,433 which is cash that has been placed in escrow pending the previously planned completion of land purchases, which, as explained in Part 1, Item 1 note 1 is now unlikely to occur, resulting in the expected return of the escrowed cash, which the Company will deposit such funds into its operating bank account; (b) $2,473,282 on plant and equipment (mainly plant construction costs), and (c) to fund the cost of operations. At July 31, 2008, the Company had available cash balances of $12,750,485 which are held on interest bearing bank accounts, plus, the $3.2 million of cash held in escrow and about to be released, as described above.

Because of the current economic climate in the United States, and the costs facing the bio-energy industry, there have appeared a number of opportunities to acquire assets for the production of bio-energy products, distribution and related businesses, some of which are in distressed situations.  Management is making itself aware of various acquisition opportunities as they become available, and from time to time, actively exploring those that present a complimentary or unique acquisition situation.  At the same time, the Company is continuing to pursue its proposed Kentucky facility and is also in the process of securing further funds and commitments for the proposed bio-energy project to be located in Kentucky.

The Company, will only commit to capital expenditures for any of its planned projects or an acquisition opportunity as and when adequate capital or new lines of finance are made available to it. There is no assurance that the Company will be able to obtain any financing or enter into any form of credit arrangement.  Although it may be offered such financing, the terms may not be acceptable to the Company.  If the Company is not able to secure financing or it is offered on unacceptable terms, then the business plans and acquisition strategy may have to be modified or curtailed or aspects terminated.  There is no assurance that even with financing, the Company will be able to achieve its goals or complete an acquisition.

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

The Company has no revenues to date and is utilizing the capital that was raised by way of the private placements referred to above to commence initial work on a proposed Bio-Energy Plant to be constructed on land that has been purchased, or is under option to be purchased in Kentucky. All cost incurred in acquiring land, options and plant are capitalized and held in the consolidated balance sheet.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the fiscal years beginning after November 15, 2008.   We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159").  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's consolidated financial position, results of operations or cash flows.

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

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.  EITF 07-3 will be effective for fiscal years beginning after December 15, 2007.  We do not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected.  EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.  We have not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  We are required to adopt FSP 142-3 on November 1, 2009 and early adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently in dispute with the David Reed Revocable Trust (“Reed Trust”) in a suit filed at Marshall County, Kentucky.  The Company signed an option agreement to purchase approximately 106 acres of river front property adjacent to the Kentucky site owned by the Company for the possible future development of a commercial port to facilitate the shipment in and out of raw materials and end products for third parties by river.  Based upon an independent survey by the Company, Reed Trust   refused to close on the purchase claiming that the survey should include approximately 35 acres in addition that is actually underwater, extending to the mid-point of the Tennessee River. The additional acreage would add $1 million to the purchase price.  Given the position taken by Reed Trust, the Company has advised the vendor that it does not plan to continue with the proposed purchase and has demanded the return of the escrow funds which includes an original deposit amount of $318,000.  The Company believes in light of all facts that the deposit will be returned.  Additionally, the Company has formulated viable alternative plans to develop a port.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 23, 2008, the Company announced that it intended raising additional cash through a private placement in order to actively pursue its acquisition strategy.  Under the terms of this placement, the Company plans to sell additional shares for a maximum amount of up to $30,000,000 in gross proceeds (approximately $27,000,000 net of expenses).  On July 30, 2008, the Company had an initial closing of the private placement of $2,000,000 in gross proceeds for which it issued, pursuant to Regulation S, 131,061 shares of common stock to a strategic investor.  Pursuant to the terms of the placement agreement, the Company must file a registration statement within 30 days of the final closing of the private placement offering which is set for October 31, 2008.  In addition, should an “event” occur that prevents a registration statement from being timely filed or declared effective within an applicable time period (as detailed within the purchase agreement), the Company shall pay to each investor an amount equal to 1% of the number of shares of common stock purchased, per month after the said event has occurred, paid in arrears and in additional shares of common stock and or in cash until such time as the registration statement has been filed or declared effective as the case may be.  The securities being offered have not been and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the state and federal securities laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2008.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2008.

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

FOUR RIVERS BIOENERGY INC.

Date: September 16, 2008	By:	/s/ Gary Hudson
Name: Gary Hudson Title: President and Chief Executive Officer

Date: September 16, 2008	By:	/s/ Martin Thorp
Name: Martin Thorp Title: Chief Financial Officer