Form 10-K
period 2008-10-31
FOUR RIVERS BIOENERGY INC.
filed 2009-02-13
CIK 1312069

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: October 31, 2008

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-51574

FOUR RIVERS BIOENERGY INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Incorporation)	980442163 (I.R.S. Employer ID Number)

P.O Box 1056 Calvert City, Kentucky (Address of Principal Executive Offices)	42029 (Zip Code)

(270) 395-3687

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes □    No ■

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes □    No ■

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ■    No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ■

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer □   Accelerated filer □   Non-accelerated filer □

Smaller reporting company ■

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes □    No ■

As of April 30, 2008, the aggregate market value of the common equity held by non-affiliates of the registrant was $79,244,736.

As of February 10, 2009, there were 6,804,689 shares of Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference: None

Four Rivers BioEnergy Inc.

Annual Report on Form 10-K

Fiscal Year Ended October 31, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include our limited experience with our business plan; unexercised options to acquire land suitable for our business; unconstructed bio-energy production facilities; integration and deployment of acquired assets; pricing pressures on our product caused by competition, sensitivity to corn prices and bio-oils, the demand for bio-fuels, the capital cost of construction, the cost of energy, the cost of production, and the price and production of diesel and gasoline; our dependency on one proposed plant; the status of the federal bio-fuel incentives and our compliance with regulatory impositions; the continuing world interest in alternative energy sources; and our capital needs.

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under “Part I, Item 1A - Risk Factors.”

PART I

Item 1.

Business

History

We were incorporated under the name Med-Tech Solutions, Inc. (which we refer to as MTSI) in the State of Nevada on May 28, 2004, and we changed the name on January 25, 2008 to Four Rivers BioEnergy Inc. (which we refer to as Four Rivers or the Company and as the context requires, includes its subsidiaries).  On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (which we refer to as 4Rivers), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  Pursuant to the Agreement, MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers.  4Rivers has a wholly owned subsidiary incorporated in the United Kingdom, The Four Rivers Bioethanol Company Limited (“4Rivers UK”), which currently has no operations.  On December 4, 2007, as a condition of the acquisition, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock.  On July 30, 2008, the Company raised an additional $1,631,564, net of expenses, in a private placement of 131,061 shares of common stock.  As a further condition of the Agreement, the Company received 3,655,087 shares of common stock for cancellation held by certain former stockholders and former management of the then MTSI.  In addition, the former director agreed to waive his prior loans extended to the then MTSI amounting to $296,714.  Upon consummation of the acquisition, 4Rivers and 4Rivers UK became the only two wholly-owned subsidiaries of the Company.

The acquisition is accounted for as a “reverse acquisition”, since the stockholders of 4Rivers owned a majority of the Company’s common stock immediately following the transaction and their management has assumed operational, management and governance control. The reverse acquisition transaction is recorded as a recapitalization of 4Rivers pursuant to which 4Rivers is treated as the surviving and continuing entity although the Company is the legal acquirer rather than a business combination.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical consolidated financial statements are those of 4Rivers and Subsidiary.

Core Strategy

Our business plan is to build, through acquisition, expansion, improvement, consolidation and green field development, as appropriate, a network of logistically and technologically differentiated, profitable BioEnergy plants across the United States and potentially elsewhere.

We believe that there is considerable opportunity at this time to build such a business and create substantial shareholder value for a number of reasons:

•

The government mandated growth in the use of Bio-fuels in blended gasoline and blending with petroleum diesel including the use of low sulphur diesel will, we believe, create a significant under-supply situation in 2010 and beyond;

•

The current immature and distressed state of the supply side of the market provides major opportunity to acquire and improve assets on a favorable basis;

•

The industry currently under utilizes available technology that can substantially improve operating efficiency and profitability; and

•

We believe that our management team has the breadth and depth of expertise and knowledge to effect this strategy.

Our strategy comprises two principal elements:

•

To build a state of the art, multi-product, integrated BioEnergy facility on the land which we have acquired in Kentucky (“Kentucky Project”). This is expected to be completed in a number of phases, and is currently planned to include Bio-diesel, Bio-ethanol and their co-products together with renewable power generation and integration of these facilities with an infrastructure development to facilitate optimum logistics capability.

•

To selectively acquire existing BioEnergy assets and to improve, expand and consolidate them into our planned network of assets, applying new technologies and our operational know-how and expertise. The assets will be selected based upon strict criteria to meet the strategic objectives of Four Rivers and to service the markets across the USA and elsewhere.

The proposed Kentucky Project

During 2008 we exercised options to purchase several adjacent parcels of land near Calvert City in Marshall County, Kentucky utilizing part of the capital we raised for that purpose in December 2007.  Our planned land acquisition and consolidation strategy in Kentucky is now largely completed in line with our original plans.  The Company owns approximately 437 acres of land in adjacent plots which together create unique access to major river, road and rail arteries allowing us to reach all key supply and customer locations in the USA and internationally. The land plots have been improved through consolidation into one site and by carrying out archaeological, wetland and topographical surveys, geotech investigations, and general permitting works. We have also obtained the necessary environmental approvals required at this stage of the Kentucky Project for the original configuration of a proposed plant. Additional permitting process is on-going. Additional permitting is well underway and if completed on time, will not affect the completion of the Kentucky Project.

The next planned stage of the development of the Kentucky Project is to raise further capital to carry out planned construction work in various stages. The severe decline in the capital markets has caused us to postpone this work until the markets recover. We believe that the capital markets will recover at the same time as an under-supply of Bio fuels arises and, at that time, we anticipate increasing the development of the Kentucky Project.  In the interim we continue to refine the plant specifications, remain alert for innovative financing opportunities and continue to seek out other, less capital intensive BioEnergy applications for development of the land.

Merger, Acquisition and Improvement Plans

Although the decline of the capital markets has caused us to reconfigure the construction of the Kentucky Project, it has presented an opportunity for the Company to consider acquisition possibilities.  Management is seeing various acquisition opportunities becoming available out of distressed situations, which has enabled us to pursue the second part of our overall strategy, the acquisition, consolidation and improvement of selected BioEnergy assets. Because of the distressed state of the market today we believe that there is a window of opportunity to buy assets on favorable terms, and therefore we have decided to pursue the merger and acquisition part of our original strategy.

Management believes that there are major opportunities to acquire, consolidate, expand and improve existing BioEnergy plants, selecting specific assets by reference to detailed acquisition criteria that our management has developed. We believe that our management has the right mix of industry and corporate finance skills and expertise to effect such a strategy

The opportunity arises because of the combined impact on this emerging and relatively immature industry of several factors including:

(a) Several of the plants that have been built recently, in anticipation of rapid demand growth, were financed through heavily leveraged debt structures which are proving inappropriate in the current economic state and, in particular recent fluctuations in corn and ethanol prices.

(b) In addition several of these new plants have been impacted by poorly negotiated construction contracts and excessive build costs which have placed strains on their capital structure.

(c) The impact of unexpected feed stock and ethanol price fluctuations, coupled with inadequate hedging arrangements and poor risk management have caused major problems for some plants.

(d) Although the technology exists to materially enhance plant efficiency few existing plants have been able to implement these technologies due to financial or operating constraints.

The substantial demand led expansion of the industry, coupled with the existing distressed state of many assets creates a good environment for the management team, with its blend of skills and expertise, to implement the targeted M&A strategy described above as an integral part of our overall objective of building a network of differentiated BioEnergy plants across the US. During the last fiscal year we have developed our criteria, and commenced discussions with several possible merger and/or acquisition candidates that fit our criteria and held discussions with several sources of acquisition finance. We expect this activity to gain momentum during 2009.

Recent Capital Events (adjusted for reverse split)

Offering of Equity Securities

On December 4, 2007, the Company consummated a private offering of its equity securities.  In the offering, the Company raised gross proceeds of $25,365,580 from the sale of an aggregate of 1,657,881 shares of common stock.  The offering was a condition to the consummation of the acquisition of 4Rivers.  The shares sold in the offering were offered at $15.30 per share.  After commissions and expenses of the offering, the net proceeds to the Company were $22,829,022.

On July 30, 2008, the Company consummated a private offering of its equity securities.  In the offering the Company raised gross proceeds of $2,000,000 from the sale of an aggregate of 131,061 shares of common stock. The shares sold in the offering were offered at $15.26 per share.  After commissions and expenses of the offering, the net proceeds to the Company were $1,631,564.

Reverse Split

On January 25, 2008, the Company obtained shareholder approval to change the name of the Company to Four Rivers BioEnergy Inc. and effect a one-for-17 reverse stock split.  The Board of Directors filed the charter amendment on January 25, 2008, and the changes were effective on filing.  The OTC Bulletin Board effected for trading purposes the change on January 29, 2008.  As of that date, the common stock commenced trading under the symbol FRBE.OB.  As a result of the reverse split, the aggregate number of outstanding shares was reduced from 113,449,883 to approximately 6,673,523, subject to the issuance of additional shares to be issued to provide for the rounding up of fractional shares.  All references in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the reverse split, unless explicitly stated otherwise.

Proposed Acquisition of Kreido Assets

On January 28, 2009, Four Rivers BioEnergy Inc. (the “Company”), entered into an asset purchase and other related agreements with Kreido Biofuels, Inc., a Nevada corporation (“Kreido”), whereby the Company intends to acquire identified assets owned by Kreido, including certain machinery and intellectual property rights relating to the STT technology developed by Kreido. The aggregate consideration to be paid by the Company consists of $2.8 million in cash, the assumption of $260,000 of Kreido’s liabilities, 1.2 million shares of the Company’s common stock and warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $8.00 per share. The Company plans to commercialize the STT technology for the production of bio-diesel fuel and other by-products.

Continuing and Future Capital Requirements

We are a development stage company, and many aspects of our development plan will require substantial amounts of capital.  To obtain the required capital, we will pursue many different options, including the selling of our own equity and debt securities, pursuant joint ventures and special purpose vehicles and any other methodologies of acquisition and financing that will permit the deployment and commercialization of assets to promote the business strategy described above.

We continue to explore different funding sources, but because of the continued unsettled state of the capital market around the globe, the Company does not have any defined capital raising projects or specific sources of capital or commitments for the required capital.  The Company is attempting to use its current working capital for specific purposes and will attempt to leverage its working capital, other assets, and securities to deploy its resources as advantageously as possible towards the implementation of the business plan.

The Company, in common with most enterprises that require capital to develop and implement their strategy, are challenged by the impact the crisis in the global capital markets is having on our ability to finance our plans.  To a significant degree, our business success will depend on the state of the capital markets, and investors in our securities should take into account the macro-economic impact of the availability of credit and capital funding when assessing the business development plans of the Company.

Currently, we have uncommitted cash reserves of about $12,000,000, and therefore, we are differentiated from many companies in our industry in that we believe we do not face short term liquidity problems.  However, it is difficult to predict if, when, in what form and at what cost we will be able to raise further capital on the scale required to implement our various plans, as described above. If the Company is unable to raise the necessary capital at the times it requires such funding, it may have to materially change its business plans, including modifying the proposed Kentucky Project, delaying implementation of aspects of the business plan or curtailing or abandoning its plans.   Any substantial change in the ability to finance the Company or change in the business plan may change the value of the Company and reduce the opportunity for investors to realize a positive return on their capital investment.   The Company is a speculative investment, and investors may lose their investment and the opportunity to profit from the proposed business plan.

The Kentucky Project

The Company’s business plan continues to include the development of a multi-product Bio fuel plant which is intended to be a differentiated 130 million gallon per year (“mgpy”) corn based dry mill fuel grade Bio-ethanol plant with front end fractionation, a 35 mgpy soy oil based Bio-diesel plant and the application of technologies such as anaerobic digestion systems to produce renewable energy.

The Company has been actively engaged in refining the configuration of the proposed Kentucky Project to incorporate the latest in available technology and we now believe that the local market conditions will allow for the Bio-diesel plant to be increased in size to 50 mgpy. We have identified a particular opportunity which will allow this to happen very cost effectively and as part of the acquisition process that we have embarked upon.

Although our land acquisition for the Kentucky Project is largely completed, in connection with it, we will consider additional acquisition of land adjacent to the plots we have or in proximity to them.

Acquisition, consolidation and improvement of existing assets

We plan to deploy our management team’s combined industry, technical, merger and acquisition (“M&A”), restructuring and corporate finance expertise to target and acquire undervalued and/or distressed assets, and then  apply our operational improvement plans to materially enhance the performance of those assets.  Our objective will be to create a logistically and technologically differentiated and efficient network of BioEnergy plants across the USA.  We believe that our strategy offers substantial opportunity to build capital value in the current climate, particularly given (a) the present opportunity to acquire undervalued and/or underperforming assets and improve them; and (b) the medium to longer term outlook for BioEnergy as an alternative form of energy supply and the relatively weak state of the market which is likely to lead to under supply in 2010.

To effect the planned M&A strategy in full, the Company requires access to substantial further acquisition and development finance and it is currently working with advisers with a view to securing additional financing.  This may be made available through industry and/or financial partnerships and joint ventures, special purpose financing vehicles, structured acquisition finance arrangements, private placements of equity, debt and blended debt and equity instruments.  In addition, the Company anticipates that it may issue share and/or loan capital to vendors as a means of securing target acquisitions and to fund development.

Description of the Proposed Kentucky Project

One element of our overall plan involves the development, ownership and operation of an approximately 130 mgpy corn based dry mill fuel grade Bio-ethanol plant with front end fractionation and a 35 mgpy Bio-diesel plant and other renewable BioEnergy facilities, referred to herein as the Kentucky Project.  Due to the opportunity to acquire specific assets, the initial Bio-diesel plant is expected to process approximately 50 mgpy of pre-treated vegetable oils and to produce approximately 50 mgpy of fuel grade B100 (100%) Bio-diesel.

We intend to design the proposed plant in such a way as to increase its output and profitability over time.  We believe that we will be able to design a plant to be able to convert entirely or partially from natural gas to more attractive energy sources, and to introduce planned improvements by way of introducing new technology and processes which would improve the overall efficiency of the plant and provide it with a major competitive advantage.  The Kentucky Project is designed to convert corn oil derived from the fractionation and vegetable oils (primarily soy oil) to fuel grade Bio-diesel and other energy and animal feed co-products such as dried distillers grains ("DDG"). We continue to refine the configuration of the originally proposed Kentucky Project to incorporate the latest in available technology.

Spinning Tube Technology SST®

On January 28, 2009, the Company entered into an asset purchase and other related agreements with Kreido Biofuels, Inc, a Nevada corporation (“Kreido”) to acquire identified assets owned by Kreido, including certain machinery and intellectual property rights relating to the STT® technology developed by Kreido for a patented, tested ultra shear mixing reactor.  The consideration for the assets is $2,825,000 in cash, the assumption of $260,000 of purchase orders and contracts, 1,200,000 shares in the Company and 200,000 warrants at an exercise price of $8.00 per share. Of the shares issued as part of the consideration, 300,000 are to be held in escrow pending the exercise of warrants held by certain investors in Kreido.  The Company plans to commercialize the STT® technology for the production of bio-diesel and other by-products.

The assets to be acquired include four skid mounted reactors, and ancillary equipment capable of producing 50 mgpy of Bio-diesel using multiple feed-stocks subject to being installed at a suitable location and the development of the infrastructure necessary to commence production. It is the intention of Four Rivers to install these assets on the land it has acquired in Calvert City, Kentucky as Phase 1 of the development of the Kentucky Project.

In addition, there are a number of additional complete and part complete reactors, which subject to being installed with the necessary equipment and infrastructure completed are capable of producing up to a further 110 mgpy of Bio-diesel, or may be employed in other areas such as the chemical and pharmaceutical industries.

The Kreido reactors are capable of being used in many applications in addition to Bio-diesel such as chemical and pharmaceutical plants. The Company believes that with the appropriate resources the commercial application of the reactors will add significant value to its activities.

STT® reactor technology for chemistry applications has been developed and thoroughly tested over the past eight years and is patented or subject to patent applications throughout the industrialized countries of the world. The key component of the process is a small reactor which produces a chemical process intensification system that produces significant time and cost savings over traditional chemical processing methods.

The STT® system is a true continuous processing system and employs a high shear flowing film, rather than a batch mixing approach, for reacting the feedstock oil with methanol using a catalyst to make Bio-diesel.  Reactants enter the system at one end of the narrow annular zone between the stator and the rapidly spinning rotor, and are quickly and thoroughly mixed by high shear forces in a few seconds and the transesterifcation chemistry is essentially complete in time scales of seconds rather than hours as in some conventional systems.  The temperature of the mixture is controlled precisely by the heat exchanger jacketing the stator.  Sensors for measuring temperature, monitoring reaction progress, or gathering other information relative to the manufacturing process can also be incorporated along the rotor/stator assembly to dynamically monitor the reaction process.

The reaction takes place in the annular zone between the rotor and the stator.  The highly-effective type of flow that occurs in the STT® system is not achieved in other flow-through reactor systems, even those that also employ a rotor-stator design or cavitation. This flow pattern is a result of a proprietary and patented process system design.

The Company believes that the STT® system is better operationally for the following reasons:

•

It is a less expensive, more efficient, safer and easier Bio-diesel production process.

•

It dramatically reduces Bio-diesel total production time. (Conventional plants typically require from 90 minutes to more than 24 hours total production time.)

•

It is a more efficient transesterification process that produces negligible soap and requires less downstream processing.

•

It provides multi-feedstock flexibility and the ability to switch rapidly between alternative feed-stocks (a few hours rather than days for conventional production units).

•

It consumes less catalyst and uses a lower-cost catalyst.

•

It requires less energy.

•

It is better for the environment since it does not produce contaminated production waste water.

•

The production unit has fewer moving parts and overall components making it more durable, requiring less maintenance and lasting longer.

Project Design

The Company has identified a number of opportunities to take advantage of recent developments to enhance the configuration of Bio-ethanol plants by incorporating corn fractionation and anaerobic/aerobic digestion systems from the commencement of production.  In addition, the Company is considering the use of a multi-train design to allow for greater production flexibility.  By making modifications to the overall design and applying these to the design of the proposed Kentucky Project, it is anticipated that the proposed integrated Bio-Energy facility will be at the forefront of the new generation of Bio-Fuel plants.

Anaerobic/Aerobic Digestion System (Thin Stillage Treatment System)

Under the proposed Kentucky Project design, the soluble waste (co-product), “thin stillage” from the fermentation area of the Bio-ethanol plant may be diverted to the anaerobic digestion system to be used as a feedstock.  The distillers’ grains may also be used as a feedstock for this system or as a source of energy by being burned via a gasification process.

A combined anaerobic/aerobic digestion system is a process whereby the thin stillage from the fermentation area of the Bio-ethanol plant, is used to generate methane gas which can reduce the energy requirement of the Kentucky Project by a considerable amount.  This reduction is expected to be at least 30% and could be as high as 60%.  Actual amount depends on efficiency of the fractionation process, Bio-ethanol fermentation and equipment used in the anaerobic/aerobic digestion system and overall facility operation and management.  During detail design Four Rivers will decide an optimized mix of all parameters.  In any event this configuration will significantly reduce the need for and use of expensive energy sources such as natural gas and also provide the Company with considerable “green” credentials.

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

The anaerobic digestion of waste not only has a positive influence on the environment, but also offers many direct advantages to the farming sector, as follows:

•

Significant reduction in the risk of spreading disease;

•

Significant reduction in harmful emissions to air – methane is a strong greenhouse gas;

•

Significant reduction in odor problems;

•

Reduction in the use (and cost) of artificial mineral fertilizers;

•

Reduction in the use of landfill by recycling Biogenic waste back to the land; and

•

Reduction in surface and ground water pollution (especially important for Nitrate Vulnerable Zones).

The combined preparation, processing, anaerobic and aerobic digestion and storage of the treated material is considered as “best practice” and is indeed environmentally (and socially) responsible form of management for wastes, which at the same time also gives more stable, balanced and higher nutrient values to the farmers.

Corn Fractionation

Corn fractionation is the process of separating the corn into its three main component parts:

•

Endosperm, the starch bearing material;

•

Germ, which contains corn oil. After extracting the corn oil, the de-oiled germ is used for animal feed and may be converted to energy; and

•

Bran, which is used for animal feed and may be converted to energy.

Rather than processing the whole grain of corn in the Bio-ethanol process, as originally planned, using corn fractionation only the starch bearing material will be processed.  Therefore the throughput of the Project for essentially the same size plant equipment can be increased from approximately 105 mgpy to approximately 130 mgpy and will then use about 50 million bushels of corn per year.  Produced quantities and types of co-products will also be affected due to these enhancements.

In addition, the corn oil extracted from the germ used to supply the planned Bio-diesel plant will be higher quality and will need less pretreatment.  After extracting the corn oil from the germ, the de-oiled germ may be sold as an animal feed on its own or as a mix with the bran.  The de-oiled germ may also be used as a source of energy by being burned via a gasification process.

The main co-product from the Bio-ethanol process is called distillers’ grains and by using corn fractionation these contain much higher protein content.  The traditional market for distillers’ grains is for animal feed and the high protein content enables the enhanced product to be sold into the poultry, fish and pet food markets. Traditionally, the soluble co-products (thin stillage and syrup) are added to the distillers’ grains, which impacts on the quality of the product requiring more energy to dry the combined co-product.  Under the proposed design, the soluble co-products will be diverted from the fermentation area of the Bio-ethanol plant to be used as a feedstock for the anaerobic/aerobic digestion system.  The distillers’ grains may also be used as a source of energy by being burned or via a gasification process.  Any use of the de-oiled germ, bran or distillers’ grains as a source of energy will reduce the Project’s reliance on externally purchased energy sources, such as electrical power and natural gas.

Further Technology Developments

In addition, the layout of the Kentucky Project site has areas allocated to take into account further technological developments, such as cellulosic Bio-ethanol process.  The design of the logistics infrastructure capability of the Project in the form of rail and river facilities also takes these expansion plans into account.

The Market

US Bioethanol Market

Characteristics of Bio-ethanol

Ethyl alcohol, also known as ethanol, is a flammable, colorless chemical compound.  Bio-ethanol is a grain alcohol, equivalent to that found in alcoholic beverages which may be used as gasoline blend stock. In the United States, Bio-ethanol has been used for this purpose since the 1930’s. Bio-ethanol is produced through the fermentation of starch and sugar based feed stocks, and then it is denatured so it is not fit for human consumption. Fuel grade denatured Bio-ethanol typically is created by adding gasoline to the ethyl alcohol.

Bio-ethanol has two potential gasoline markets.   The E10 gasoline market is one where Bio-ethanol is used as a high octane blending component in traditional gasoline.  This is equivalent to an aggregate Bio-ethanol demand of 14.4 billon gallons based upon 2006 consumption figures.  Bio-ethanol can be incorporated into the gasoline blend at the rate of up to 10% without the need to modify existing vehicles.  To go above 10% in the United States will require the approval of the motor manufacturers before the oil industry would be wiling to do so, barring some form of legislative mandate.

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

Feed Stock Supply for Bioethanol

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

The Company plans on entering into longer term supply arrangements for its feed stocks to smooth out its cost of raw materials.  Management, as part of the process of anticipating operations, has been in discussions with suppliers of corn and believes that it will be able to enter into supply contracts on terms that will permit it to operate its planned facilities at economic rates.  Also, because of the Kentucky Project’s positioning, it expects that its more favorable transportation costs will enable the Company to absorb some of the increases that may occur from time to time in the price of its feed stocks.

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

Competition

The Bio-ethanol market is rather fragmented.  There are a number of well known producers with substantial production capacity, revenues and funding with established sources of supply and customers, many of which are under long term arrangements.  In addition, there are also a large number of smaller producers, many being farm cooperatives, with limited ability to source supplies and limited ability to deliver significant quantities of Bio-ethanol and with a customer base.  Many of these smaller producers supply the larger companies.

The leading companies in the Bio-ethanol market are:

•

Archer-Daniels-Midland Company,

•

Aventine Renewable Energy Holdings, Inc.,

•

Cargill, Inc. and,

•

A.E. Staley Manufacturing Company, a subsidiary of Tate & Lyle, PLC.

There is additional competition from such companies as VeraSun Energy Corp. (currently in Chapter 11), Pacific Ethanol and Hawkeye Holdings.  All of these potential competitors to the Company are operational and have an established place in the market.  Some of the potential competitors are divisions of larger enterprises and have greater financial resources. Farm cooperatives comprised of groups of individual farmers have been able to compete successfully in this industry. In addition, many of the new Bio-ethanol plants under development across the country are driven by farmer ownership.

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

In addition to production competition, the Company will also face competition for feed stock.  The larger companies typically enter into long term supply arrangements and engage in hedging transactions which can acquire supply well in advance of use.  The smaller cooperatives typically will source their feed stock from the coop members within the vicinity of their plants and such growers will not be selling into the open market.

Current state of the market

During 2008 many of the existing producers have suffered financial and operating difficulties.  These have been caused by a variety of factors including the fact that many newly built plants have been financed through corporate vehicles with large levels of debt that have proved to be excessive in the light of fluctuations in feed stock prices and ethanol prices. Additionally, some of these plants have proven to be poorly designed with inadequately negotiated construction contracts.  This has resulted in some cases in cost overruns adding to the overall level of cost of the project.  Further some operators have failed to properly match feed stock and ethanol off take prices with appropriate risk management and / or hedging procedures. All of the above has led to a high degree of financial and operating distress in the market and the lack of capital to compensate for this has had a definite deleterious impact. The Company believes this to represent an opportunity, since it believes that it has the multi-disciplinary skills set and expertise in our management team to acquire distressed plants, recover and improve them ahead of the under-supply, generally expected to face the market in 2010 and beyond.

US Bio-diesel Market

Characteristics of Bio-diesel

Bio-diesel is an alternative fuel similar to “conventional” or “fossil” diesel.  Bio-diesel can be produced from straight vegetable oil, animal oil/fats, tallow and waste cooking oil.  The process used to convert these oils to Bio-diesel is called transesterification.  This process is the reaction of a triglyceride (fat/oil) with an alcohol to form esters and glycerol, using a catalyst, which is typically sodium hydroxide (caustic soda) or potassium hydroxide (potash).  After the reaction time, which can be from one to eight hours, two major products are created, Bio-diesel and glycerin.    These are separated, excess alcohol is removed by evaporation, and the products are washed and purified.  Transesterification is an economical process, requiring only low temperatures and pressures and producing a 98% conversion yield. Bio-diesel is primarily a substitute for Ultra Low Sulphur Diesel, “ULSD”, sometimes referred to as “City Diesel”.

A key benefit of Bio-diesel is that it can be described as generally carbon neutral.  This means that the fuel produces no appreciable net output of carbon in the form of carbon dioxide.  This effect occurs because when the oil crop grows it absorbs about the same amount of carbon dioxide as is released when the fuel is combusted.

Lubricity is another important characteristic of diesel fuels as certain parts of the diesel engine rely on the lubrication properties of the diesel fuel. Bio-diesel has better lubricity than current low-sulphur petroleum diesel. A blend of Bio-diesel with a low sulphur petroleum diesel will therefore improve the lubricity of the fuel.

About 11 percent of the weight of pure Bio-diesel is oxygen. The presence of oxygen in Bio-diesel improves combustion and therefore reduces hydrocarbon, carbon monoxide, and particulate emissions. However, fuels with a higher oxygen presence produce more oxides of nitrogen (NOx).  However the key impact of the presence of the oxygen is that Bio-diesel only has about 90% by volume of the energy content of petroleum diesel.

The value of Bio-diesel is determined by five factors.

•

Price of Diesel /Heating Oil (quoted on NYMEX).

•

Premium of Bio-diesel as a blend component in ULSD vs. Heating Oil due to its lower sulphur and improved lubricity.

•

Discount due to lower energy content.

•

Fiscal incentives.

•

Blending, distribution & marketing economics vs. the petroleum fuel alternative.

ULSD Legislation

To implement the Clean Air Act, the U.S. EPA has established a rule to require that sulphur content in on-road diesel fuel be significantly reduced. Currently, 80 percent of diesel fuel for on-road use must meet a limit of 15 ppm sulphur.  Additional sulphur restrictions for off-road diesel will be implemented from June 2007 for non-road, locomotive, and marine fuel (NRLM). At that time, sulphur for NRLM will be capped at 500 ppm. On June 2010, all on and off-highway non-road (NR) diesel fuel will need to meet a limit of 15 ppm sulphur, and from June 2012, locomotive & marine (LM) diesel fuel will also be capped at 15 ppm.

The US diesel market is moving to being ultra low sulphur by 2012 and the price of diesel is likely to increase due to the higher cost of producing ULSD.

The U.S. DOE/EIA “Annual Energy Outlook 2007” predicts that U.S distillate consumption will be ca. 65 billion gallons per year in 2010 and of this about 75% will be used in the transportation sector. As Bio-diesel, unlike Bio-ethanol, can be easily used at high concentrations in blend and marketed direct to end users, the size of the available market will not pose a constraint on the Company’s planned Bio-diesel production.

Feed-Stock Supply – Biodiesel

For the Bio-diesel product, the Kentucky Project primarily will use soy oils.  Currently, management believes there is adequate supply of soybeans and soybean products in the United States and international markets.  Because of the growth in production of soy beans world wide, it is currently anticipated that there will be downward pressure on the price of this raw material in the near future.

The United States is a big net exporter of soybeans & soybean products. Therefore one of the most important changes in the soybean sector is the emergence of South America as a major competitor to US producers in global markets. Brazil and Argentina have become major competitors to the United States in the global soybean market. This structural change has had a substantial impact on the market dynamics of the soybean sector. Traditionally, the United States was the dominant country in the global soybean market. However, soybean production in both Brazil and Argentina increased sharply from 1990. This led to a large increase in the South American share of world markets. U.S. production also increased in the 1990s but this increase was much smaller than the production increase from South America.

Seasonal cropping patterns in Brazil and Argentina are roughly 6 months different from those of the United States (that is, they harvest their crop in the spring when U.S. producers are planting). This dual-seasonal pattern has additional market implications because it makes global soybean supplies much steadier throughout the marketing year. This changes stock holding patterns now there is a major harvest every 6 months as opposed to every 12 months.

Superior infrastructure in the United States has been its primary competitive advantage over Brazil and Argentina in agricultural production and marketing. The United States has a widespread internal transportation network that can quickly and inexpensively move large volumes of commodities from producers to consumers. In particular this includes a navigable inland waterway system encompassing the Mississippi River and its many tributaries. Because of these advantages, transportation and marketing costs have traditionally been significantly lower for U.S. produced commodities than commodities from either Brazil or Argentina. However investments in Brazilian and Argentine infrastructure are starting to narrow this gap, making Brazil and Argentina more competitive in world markets.  As an overall result, there are downward pressures on U.S. soybean prices as other global producers become more competitive.

A major factor in the oilseed sector for the past few years has been China’s large soybean imports. As investment in domestic crushing capacity swelled, China’s imports went from almost nothing in early 1990’s to 18 million tons in 2003. Whilst U.S. soybean trade increased substantially during this period, China’s imports especially from Brazil and Argentina increased even more.

The United States export over a third of its annual production as unprocessed soybean.   The level of soybeans crushed in the United States is set primarily by the local demand for soy-oil which is mostly used locally rather than going to export markets. There is not thought to be any restrictions on U.S. soybean crushing capacity. Therefore, as the demand for soy-oil to make Bio-diesel increases more of the soybeans currently being exported will be crushed to supply the domestic market with the extra soy-meal produced being exported.

Government Support for Renewable Energy

Overall there appears to be strong government support for renewable energy although it is still very early in the detailed implementation stage to determine what, if any, additional positive impact there will be directly to the Company of such support.

From time to time both the federal and state governments propose and adopt legislation that aids the bio-energy industry.  These initiatives take many forms, including tax incentives through producer and infrastructure credits, tariff protections, target mandates for use of bio fuels, and national standards.  Additionally, indirect support can be found in state and local tax reductions, public financing and various other incentives through, for example research grants, job creation grants.  Because of the issues surrounding the access to oil around the world, the increasing demand for oil, issues relating to maintaining and increasing output and speculation in oil and its derivatives, the bio-energy industry believes it will continue to have support of the federal and state governments in the United States and other industrialized countries as they seek to promote alternatives to petroleum based energy and reduce the reliance on oil.

Government Support for Bio-Diesel

In October 2008, the Federal Government extended the tax credit of $1 per gallon of Bio-diesel to producers through to December 31st 2009. Based upon the positive and continued support by the new administration it is highly likely that this mandate will be extended.

There is also an additional State income tax credit on Bio-diesel for Bio-diesel producers and blenders equal to $1 per gallon with a cap of $10 million.  At present there is only one Bio-diesel producer in Kentucky and therefore if this continues and the proposed plant is operational, the Company would be credited with 50cents per gallon in addition to the Federal credit.

Government Support for Bio-ethanol

The United States government supports and promotes the use of Bio-ethanol by making tax credits available of $0.51 per gallon to promote the use of Bio-ethanol as a gasoline substitute in a 10% blend (E10).  This credit currently extends through 2010 and a similar credit of $0.4335 per gallon for 85% blend (E85).  On August 8, 2005, the Energy Policy Act of 2005 was adopted. This comprehensive energy legislation includes a nationwide renewable fuels standard ("RFS") and eliminates the oxygenate requirement for reformulated gasoline in the Reformulated Gasoline ("RFG") program included in the Clean Air Act. The RFS establishes minimum nationwide levels of renewable fuels to be included in gasoline, increasing from 4.0 billion gallons of RFS mandated usage in 2006 to 7.5 billion gallons by 2012. On December 19, 2007 the President signed into law the Energy Independence and Security Act 2007 which increased the RFS to 9 billion gallons in 2008 and steps up in a prescribed annual increments to 36 billion gallons by 2022.

The Renewable Fuels Association ("RFA") expects that Bio-ethanol should account for the largest share of the renewable fuels produced and consumed under an RFS. Given this objective, additional plants for the production of renewable fuels must be built.  The government extended the $1 per-gallon Bio-diesel tax credit through 2008 and the $0.10 per-gallon small agri-Bio-diesel producer income tax credit was extended through 2008.  The credit may be further extended, but no assurance can be given of an extension. The United States Department of Energy has established a goal of replacing 30% of domestic gasoline usage with Biofuels, including Bio-ethanol, by 2030.

Environmental Matters

The Company will be subject to various stringent federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. There can be no assurance given that the Company will be able to meet these standards, or in the future the Company will  be at all times in complete compliance with these laws, regulations or permitting requirements. It is possible that the Company will become subject to legal actions brought by environmental, regulatory authorities, advocacy groups and other parties for actual or alleged violations of environmental laws and regulations and certain of the required environmental permits for the proposed Kentucky Project.

Although the Company plans to build a new plant which will incorporate the most recent technologies, it is anticipated that the Company will have to make significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.  In addition, the air emissions from the integrated facility will be subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state laws which generally require reduction of emissions. In addition to increased costs, more stringent standards may also limit operating flexibility. Because other Bio-ethanol manufacturers will have similar restrictions, however, management believes that compliance with more stringent environmental laws and regulations is not likely to affect its competitive position. However, these costs could adversely affect the financial condition and results of operations in the future and such costs may be material.

The EPA has drafted a final National Emissions Standard for Hazardous Air Pollutants (NESHAP) under the federal Clean Air Act for industrial, commercial and institutional boilers and process heaters. This NESHAP, which became effective on November 12, 2004, is expected to require producers of Bio-ethanol to implement maximum achievable control technology to reduce hazardous air pollutant emissions from certain of boilers and process heaters.  The Company anticipates that because its proposed Project is new, this will not be any significant cost to the Company.

Employees

The Company currently has employment or service contracts with twelve individuals who provide ongoing consulting, management and support services.  As we implement our business plan, some consulting positions may become employee positions, and we expect to hire additional employees.

Item 1A.

Risk Factors

There are many risks that affect our business and results of operations, some of which are beyond our control. If any of the following risks actually occur, our business, financial condition or operating results could be materially harmed. This could cause the trading price of our common stock to decline, and investors may lose all or part of their investment.

Risks Relating to the BioEnergy Business

The Company is a start-up business, at the stage of initial planning and financing for the implementation of its business plan.

The Company is in the development stage and will need financing from time to time for its projects. Therefore, an investment in the Company is subject to all the risks of a business commencing the development and initial implementation of its business plan as well as the initial capitalization of the business plan, including, among other things, adequate financing, the ability to obtain additional funding as needed, proper budgeting and budget overruns, unforeseen delays in construction and implementation, inability to obtain property, regulatory compliance and approvals, obtaining materials, licenses and permits, technological difficulties, and hiring personnel.  Any of these may delay implementation of the BioEnergy business plan or cause it to have to be changed or abandoned or cause the need for more capital.

Management has oil, gas and BioEnergy related business experience, and limited direct experience in the construction and operation of a Bio-ethanol and Bio-diesel production facility.

Although the management of the Company has experience in the energy production industry and the BioEnergy and wind energy business, it has limited direct experience in constructing and operating a dry mill fuel grade Bio-ethanol and Bio-diesel plant.  Therefore, investors are assuming the risk that this management team may not have fully developed all the aspects of the BioEnergy business plan as may be required or may not be able to implement the business plan as required.

The Company must construct its intended BioEnergy production facilities, which if not achieved within budget and on time may reduce the value of an investment in the Company.

The Company must construct its first production facility.  Therefore, it will bear all the risks associated with the design, location, permitting and construction of a technologically advanced plant.  In addition, it must access all the necessary regional infrastructure systems, such as gas pipe lines, the electric grid, rail lines and roads.  Construction of a river port for the facility must also be accomplished.  Construction and access will require compliance with zoning, environmental and work safety regulations.  If the Company does not implement the construction phase correctly, it is likely to experience delays and cost overruns, which may delay commencement of operations or require additional funds than budgeted, any of which may have a negative impact on the Company’s financial condition and results of operations.

The Company plans on pursuing as part of its business plan, strategic acquisitions, which will present the risks typically associated with asset purchases, and which may not be adequately integrated into the business with a consequent loss to investors of the capital used and the opportunities lost.

The Company plans to use in its development strategy, the acquisition through purchase and license of strategic assets.  These assets may include specific assets, intellectual property and technologies and operating facilities, distribution facilities and feedstock sources.  The Company will face many issues relating to acquisition, integration and deployment of such assets, which include:

•

Identification of appropriate assets and conducting due diligence thereon;

•

Advantageously negotiating the acquisition price and documentation;

•

Deployment of the Company assets to the fullest advantage in an acquisition and obtaining financing for a particular project;

•

Developing the larger acquisition strategy and integrating specific assets into that strategy; and

•

Managing the acquired assets and obtaining an appropriate return on the assets.

No assurance can be given that the Company management will be able to develop, adjust, and implement the acquisition of appropriate assets or integrate them into the overall business plan in such a way as to obtain the full value of the assets or an appropriate return on the Company investment of time, energy and capital.  To the extent that management is unsuccessful in any aspect of the acquisition strategy, the overall business plan may be adversely impacted and an investment in the Company may be impaired, resulting in a loss to the investors.

The Company will operate in a competitive industry, which competition may limit its ability to be profitable in the future.

Because the greater part of the proposed business will be the production of fuel grade Bio-ethanol in the United States, the Company will compete with other corn processors and refiners of BioEnergy products, including Archer-Daniels-Midland Company, Aventine Renewable Energy Holdings, Inc., Cargill, Inc. and A.E. Staley Manufacturing Company, a subsidiary of Tate & Lyle, PLC. All of these potential competitors are operational and have an established place in the market.  Some of the potential competitors are divisions of larger enterprises and have greater financial resources. Although many of the potential competitors are larger than the Company, it also will have smaller competitors. Farm cooperatives comprised of groups of individual farmers have been able to compete successfully in this industry. In addition, many of the new Bio-ethanol plants under development across the country are driven by farmer ownership.

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

The business of the Company will be sensitive to corn prices and other Bio-oils, and increases in the prices of these products may not be able to be passed on to its customers.

Although there are different Bio-mass materials that the Company might be able to use in the production of its BioEnergy products, the currently projected principal raw material to be used to produce Bio-ethanol and Bio-ethanol  co-products is corn; to produce bio-diesel soy oil will be the primary feedstock. Changes in the price of corn and other feed-stocks such as soy oil can significantly affect the proposed business of the Company. In general, rising feedstock prices will produce lower profit margins. It is anticipated that the Company will market its products using longer term supply contracts for the sale of its products under which a price increase in the basic raw materials may not be able to be passed on to the customer. At certain price levels of end products, corn and soy bean prices may make Bio-ethanol and Bio-diesel uneconomical to use in markets where the use of fuel oxygenates and BioEnergy alternatives is not mandated or practical.

The price of corn and soy beans is influenced by general economic, market and regulatory factors. These factors include weather conditions, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade and global demand and supply. The significance and relative impact of these factors on the price of these agricultural products is difficult to predict. Factors such as severe weather or crop disease could have an adverse impact on the business prospects because the Company may be unable to pass on higher costs to its customers. Any event that tends to negatively impact the supply of corn and soy beans will tend to increase prices and potentially harm the proposed business. The increasing Bio-ethanol capacity in the United States could boost demand for corn and result in an increased price for corn.  As Bio-diesel fuels become more common place, the same could happen in this sector of the BioEnergy market.

In an attempt to partially offset the effects of fluctuations in corn and soy costs on operating profits, the Company may establish hedging positions in the futures markets. However, these hedging transactions also involve risk to the proposed business of the Company.

If the expected continued increase in Bio-ethanol demand does not occur, or if the demand for Bio-ethanol otherwise decreases, there may be excess capacity in the industry.

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

Excess capacity may result from the increases in capacity coupled with insufficient demand. Demand could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption could occur as a result of increased gasoline or oil prices or economic retrenchment. For example, price increases could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage. There is some evidence that this has occurred in the recent past as United States gasoline prices have increased.

The cost of energy will be another significant component of the business cost structure, which may impact margins and reduce earnings if significantly increased.

The Company will rely on third parties for its energy sources, including natural gas, oil and electricity suppliers. The supply prices and availability of energy has been subject to changing market conditions from time to time. Market conditions often are affected by factors beyond the Company’s control such as weather conditions, overall economic conditions and foreign and domestic governmental regulation and relations. Significant disruptions in the supply of energy could temporarily impair the ability to manufacture Bio-ethanol and Bio-diesel for customers. Further, increases in energy pricing relative to the costs of potential competitors may adversely affect implementation of the proposed business plan and, in the future, the results of operations and financial condition.

Fluctuations in the selling price and production cost of gasoline may reduce the prospects of the business plan and its future profit margins.

The Bio-ethanol that the Company will produce will be marketed both as an oxygenate to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of gasoline with which it is blended. As a result, the sales price of the Bio-ethanol will be influenced by the supply and demand for gasoline, and if gasoline demand decreases, the efficacy of the project may be impaired or after the Company’s plant commences its operations, the results of operations and financial condition may be materially adversely affected.

If the Company sells its products under fixed price contracts, which is its current intention, the pricing may be at a price level lower than the prevailing price over the term of the contract.

If the Company employs fixed price contracts, which is typically required in the industry and it is its intention to do so, then at any given time, a contract may be at a price level different from the prevailing price, and such a difference could materially adversely affect the future results of operations and financial condition.

The elimination or significant reduction in the federal Bio-ethanol tax incentive could have a material adverse effect on the implementation of the business plan and future results of operations.

The United States Bio-ethanol and alternative fuel industry is highly dependent upon a myriad of federal and state legislation and regulation.  These include tax incentives and benefits, tariff protection, and policy mandates such as required use of oxygenates.  Any changes in such legislation or regulation could materially adversely affect the prospects for  the proposed business, the implementation of the Company’s business plan, and, later if it commences operations, the results of operations and financial condition of the Company.

Historically, the cost of producing Bio-ethanol has been higher than the market price of gasoline. The production of Bio-ethanol is made more competitive by federal tax incentives. The current federal excise tax incentive program, allows gasoline distributors which blend Bio-ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell regardless of the blend rate. If the fuel is blended with Bio-ethanol, the blender may claim a $0.51 per gallon tax credit for each gallon of Bio-ethanol used in the mixture. No assurance can be given that the federal Bio-ethanol tax incentives will be renewed in the future, or if renewed, on what terms they will be renewed. The elimination or significant reduction in the federal Bio-ethanol tax incentive could have a material adverse effect on the implantation of the Company’s business plan or on the future results of its operations.

Changes in other regulatory regimes may have an adverse affect on the efficacy of the Company’s business plan and future results of its operations.

There are many regulatory considerations that the Company will have to consider and comply with during the development of the business and acquiring and constructing the proposed Kentucky Project. These include energy policy, agricultural policy, zoning requirements and policy, and business development incentives among other things.  The Company also may be affected by environmental, health and safety laws, regulations and liabilities.  Once the Company commences operations, including the construction activities, it will be subject to various stringent federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees. In addition, some of these laws and regulations require the facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. It cannot be predicted if the Company will be in complete compliance with these laws, regulations or permits or that it will have all permits required to operate the proposed business. It is likely that it will be subject to legal actions brought by environmental, regulatory authorities, advocacy groups and other parties for actual or alleged violations of environmental laws and regulations and certain of its environmental permits. In addition, it is expected that the Company will have to make significant capital expenditures on an ongoing basis to comply with these stringent environmental laws, regulations and permits.

The Company will be subject to potential liability for the investigation and cleanup of environmental contamination of the properties that it owns or operates and at off-site locations where it arranges for the disposal of hazardous wastes. If these or other materials are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, it may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or “CERCLA,” or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources.  The Company may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from such properties. Some of these matters may require the Company to expend significant amounts for investigation and/or cleanup or other costs.

In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of environmental laws and regulations or other developments could require the Company to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investment for environmental controls. Present and future environmental laws and regulations (and interpretations thereof) applicable to operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures and may have a material adverse effect on construction costs, business plan implementation and future results of operations or financial condition.

The hazards and risks associated with producing and transporting the BioEnergy products (such as fires, natural disasters, explosions, abnormal pressures and spills) may result in personal injury claims or damage to property, natural resources and third parties. As protection against these kinds of operating hazards, the Company plans to maintain insurance coverage against some, but not all, potential losses. Coverage is likely to include, but will not be limited to, physical damage to assets, employer's liability, comprehensive general liability, automobile liability and workers' compensation. The Company does not plan on carrying environmental insurance. The occurrence of events which result in significant personal injury or damage to its property, natural resources or third parties that is not fully covered by insurance could have a material adverse impact on the prospects of the Company and future results of operations and financial condition.

Once operations are commenced, the Company may engage in hedging transactions which involve risks that can harm its business

In the future, the Company will consider using hedging techniques in an attempt to minimize the effects of the volatility of corn and soy oil, natural gas, electricity and Bio-ethanol (“commodities”) and interest rates on operating profits. Hedging arrangements will expose it to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or there is a change in the expected differential between the underlying price in the hedging agreement and the actual price of the commodities. Although the Company will attempt to link its hedging activities to sales plans and pricing activities, hedging activities can themselves result in losses. There can be no assurance that, if employed, hedging losses will not occur. Alternatively, the Company may choose not to engage in hedging transactions in the future with the result that it will be directly subject to changes in its commodity prices.

Alternative energies are becoming increasingly important in the United States and world economy, causing increasing investment devoted to improvements and development of new alternatives and technologies.

As a result of increasing interest and investment in the development of alternative energy sources, it is expected that there will be significant developments during the next decade. The development and implementation of new technologies may cause a reduction in the costs or use of Bio-ethanol and Bio-diesel fuels or result in better alternatives. It cannot be predicted when new technologies may become available, the rate of acceptance of new technologies by competitors and customers, or the costs associated with such new technologies. In addition, advances in the development of alternatives to Bio-ethanol and Bio-diesel could significantly reduce demand for or eliminate the need for Bio-ethanol and Bio-diesel fuel. Any advances in technology may require significant capital expenditures to remain competitive.  In addition, they may have an impact on the efficacy of the Company’s operations and future results of operations and financial condition.

The capital needs of the Company will be significant, which will require the Company to issue additional securities including debt and equity securities or a combination thereof or to enter into various loan arrangements.

At the time of the December 2007 Financing it was understood that the projected costs of building the proposed Kentucky Project for Bio-ethanol and Bio-diesel production would be significant, in the hundreds of millions of dollars, and would greatly exceed the amount of financing raised at that time.  It was planned and disclosed that the Company would have to raise additional capital by means of selling additional equity securities and entering into various secured loan arrangements. In the current state of the global capital markets, management has been advised that it is now be very difficult to raise the capital required to build the proposed Kentucky Project as originally planned.  There is no assurance that the capital markets will recover in time to allow us to raise the required capital to build the plan as originally proposed and as management continues to consider. In addition if, at some future date it is able to secure adequate financing, the Company will have to pledge its current and future assets or issue securities either to the lender and/or to equity investors to raise additional funds at that time.  Any of these arrangements may have an adverse effect on the market for the Company’s common stock and the ability of the Company to raise additional funds.  It is anticipated that there will be significant leverage of the equity of the Company to obtain the required funds for the implementation of the business plan and through the early years of production once commenced and that existing shareholders will be diluted through the issuance of further share capital.

In addition, the Company has stated its plans to take advantage of the current distressed state of much of the market and to effect its planned acquisition, roll-up and improvement strategy. To effect these plans the Company requires access to substantial acquisition finance in addition to the cash funds that are available to it today and it is currently working to secure adequate financing.  This may be made available through industry and/or financial partnerships and joint ventures, special purpose financing vehicles, structured acquisition finance arrangements, private placements of equity, debt and blended debt and equity instruments. In addition, the Company anticipates that it may issue share and/or loan capital to vendors as a means of securing target acquisitions. However, there can be no assurance that adequate capital will be made available or acceptable terms to allow the Company to execute its acquisition, roll-up and improvement plans. Further, as with all M&A activity there can be no assurance that the Company will be able to negotiate and secure acquisitions in accordance with its plans.

The overall macro economic climate of the capital markets will continue to have an adverse impact on the business plan of the Company, which will limit the availability of capital and the development plans, which may limit the opportunity of investors in the Company to realize on their investment.

The global economic issues that are limiting capital, affecting the price of oil, the use of energy and otherwise affecting the economies of the developed world are having a direct impact on the Company and its business plan.  As long as there is this dislocation in the economy of the globe, the portion of the energy industry in which the Company operates will be subject to its stresses and reduced demand.  The fluctuations in energy prices and availability and use will have an impact on the demand for bio fuels.  New capital may be limited or unobtainable, or if obtainable at prices and terms that will not be profitable or acceptable to the Company or permit the Company to implement its business plan.  Of course, the economic dislocations present certain opportunities to the Company in its acquisition strategy, however, this strategy will depend on the availability of capital and the availability of assets that can be acquired.  Therefore, investors must evaluate an investment in the Company and its developmental success in light of the larger economy and the impact it will have on the Company’s ability to implement its business plan, and ultimately the Company’s ability to survive the economic dislocations that have occurred and are continuing to occur.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The report of our independent auditors dated February 12, 2009 on our consolidated financial statements for the two years ended October 31, 2008 and 2007 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our recurring losses, deficit accumulated during development stage and negative cash flows from operations.  However, we have substantial cash reserves which are sufficient to cover our operations for the foreseeable future.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding or generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

•

the Company's ability to execute its business plan;

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

We are authorized to issue up to 500,000,000 shares of common stock, $0.001 par value per share, and up to 100,000,000 shares of preferred stock, $0.001 par value per share, of which there are approximately 6.8 million shares of common stock and two shares of preferred stock issued and outstanding. We therefore have a substantial number of authorized shares of common stock that remain unissued. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

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

If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell out securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”), such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely and adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. We have been current in our reporting requirements for the last four years, however, there can be no assurance that in the future we will always be current in our reporting requirements.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Currently, our common stock is trading below this threshold. For any transaction involving a penny stock, unless exempt, the rules require:

●

that a broker or dealer approve a person’s account for transactions in penny stocks; and

●

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●

obtain financial information and investment experience objectives of the person; and

●

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●

sets forth the basis on which the broker or dealer made the suitability determination; and

●

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

The Company’s business address is located at 1637 Shar-Cal Road, Calvert City, Kentucky 42029, which is based near the site identified for the development of the Company’s integrated BioEnergy facility, which is described below

The Company has acquired approximately 437 acres of land on a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky.  The total purchase price of the land was approximately $6 million.  The consolidated site provides a unique combined plot upon which the planned Kentucky Plant and potentially other BioEnergy plants can be constructed.  The Company considers the variety of transportation links including rail, river and road, to be highly important for the bulk supply of the corn and oil feed stocks necessary to the operation of the integrated BioEnergy facility and for the delivery of finished products, such as Bio-ethanol, Bio-diesel and DDG, to customers.

Item 3.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

During the fourth quarter of fiscal year 2008, the Company settled its previously disclosed dispute with the David Reed Revocable Trust (“Reed Trust”). The Company originally signed an option agreement to purchase approximately 106 acres of river front property adjacent to the Kentucky site owned by the Company for the possible future development of a commercial port to facilitate the shipment in and out of raw materials and end products for third parties by river. However, Reed Trust refused to close on the purchase, claiming that the purchased land should include an additional 35 acres that, based upon an independent survey by the Company, was actually underwater, extending to the mid-point of the Tennessee River. The additional acreage would have added $1 million to the purchase price. On September 10, 2008, the Company advised Reed Trust that it did not plan to continue with the proposed purchase and formally requested that monies held in escrow related to the 106 acres of river front property be returned as the Company. Accordingly, the sum of $2,856,432 being the initial sum deposited to escrow with the Company’s attorney, (plus interest accrued whilst on deposit of approximately $24,000), plus an additional $318,000 which was deposited in escrow with the vendor’s attorney, has been returned to the Company in September 2008.

Item 4.

Submission of Matters to a Vote by Security Holders

During the fourth quarter of fiscal year 2008, no matters were submitted to a vote by security holders.

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the OTCBB since May 5, 2006. The initial symbol was MDTU.OB, and the symbol since January, 29, 2008 has been FRBE.OB. There were no trades in our common stock in fiscal year 2007. Trading in fiscal year 2008 began on December 17, 2007.  The following table sets forth, for the periods indicated, the high and low sales price of our common stock on the OTC Bulletin Board.

As of February 10, 2009, there were approximately 154 holders of record of our common stock.

Period	High	Low
Fiscal Year Ended October 31, 2008
First Quarter	$21.76	$19.55
Second Quarter	$22.00	$15.05
Third Quarter	$17.50	$11.00
Fourth Quarter	$17.35	$3.50

The closing price of our common stock, as reported by the OTC Bulletin Board, on February 10, 2009 was $2.50.

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

Equity Compensation Plan Information

As of October 31, 2008, our Board of Directors had not adopted an equity compensation plan under which we would be authorized to issue our common stock, rights and/or stock options.

On November 19, 2008, the Board of Directors granted to four individuals, including one executive officer options for an aggregate of 625,000 warrants.   The options are immediately vested, and may be exercised for seven years, at an exercise price of $2.45.  Mr. Martin Thorp, an executive officer, was granted 450,000 of these warrants.

Item 6.

Selected Financial Data

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statements and notes thereto included in the section beginning on page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended October 31,		For the Period from March 9, 2007 (date of inception) to October 31,
	2008	2007	2008
Statement of Operations Data:
Total operating expense	$5,018,608	$980,704	$5,999,312
Interest income	$460,330	$16,332	$476,662
Interest expense	$3,275	$1,359	$4,634
Net loss	$4,264,839	$965,731	$5,230,570
Basic and diluted loss per share	$0.65	$0.26	$0.97
Weighted average number of basic and diluted common shares outstanding	6,536,801	3,732,490	5,417,410

Balance Sheet Data:
Working capital	$13,863,589	$355,736
Total assets	$22,854,694	$1,425,188
Accumulated deficit during development stage	$5,230,570	$965,731
Stockholders’ equity	$21,202,800	$1,034,269

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Selected Financial Data” and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and elsewhere in this annual report ..

Overview

We were originally incorporated under the name Med-Tech Solutions, Inc. (which we refer to as MTSI) in the State of Nevada on May 28, 2004, and we changed the name on January 25, 2008 to Four Rivers BioEnergy Inc. (which we refer to as Four Rivers or the Company and as the context requires, includes its subsidiaries).  On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (which we refer to as 4Rivers), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  Pursuant to the Agreement, MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers.  4Rivers has a wholly owned subsidiary incorporated in the United Kingdom, The Four Rivers Bioethanol Company Limited (“4Rivers UK”), which currently has no operations.  On December 4, 2007, as a condition of the acquisition, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock.  On July 30, 2008, the Company raised an additional $1,631,564, net of expenses, in a private placement of 131,061 shares of common stock.  As a further condition of the Agreement, the Company received 3,655,087 shares of common stock (647,059 shares were cancelled and received in October 2007 and 3,008,028 shares were cancelled and received during the first quarter ended January 31, 2008) for cancellation held by certain stockholders and former management of the then MTSI.  In addition, the former director agreed to waive his prior loans extended to the then MTSI amounting to $296,714.  Upon consummation of the acquisition, 4Rivers and 4Rivers UK became the only two wholly-owned subsidiaries of the Company.

The acquisition is accounted for as a “reverse acquisition”, since the stockholders of 4Rivers owned a majority of the Company’s common stock immediately following the transaction and their management has assumed operational, management and governance control. The reverse acquisition transaction is recorded as a recapitalization of 4Rivers pursuant to which 4Rivers is treated as the surviving and continuing entity although the Company is the legal acquirer rather than a business combination.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical consolidated financial statements are those of 4Rivers and Subsidiary.

4Rivers is engaged primarily in the building of a network of logistically and technologically differentiated, profitable BioEnergy plants across the United States, and potentially elsewhere.  4Rivers intends to achieve this objective through acquisition, expansion, improvement, consolidation and green field development of Bioenergy Plants.

Since the conclusion of the funding in December 2007, the Company has developed two primary elements of focus within its overall BioEnergy strategy.  The Company, through its subsidiaries, plans to construct, own and manage a facility in Kentucky for the production of bio-ethanol and bio-diesel products and for the sale and distribution of such products and by-products. In addition, in view of the prevailing market conditions within the bio-energy industry, the Company is evaluating and intends to exploit the opportunities that may arise to acquire existing bio-energy facilities and related enterprises that are either overleveraged, not operating or operating inefficiently, incomplete or otherwise troubled.  The Company believes that with its internal expertise and know-how, it could complete, operate and/or improve those types of opportunities.

The Company has preserved much of the cash that it raised out of the financings described above, with expenditures being mainly focused on land purchases in Kentucky, development and design of the proposed Kentucky Plant, expenses related to financings, costs relating to potential future merger and acquisition activity and general overheads. The Company announced on August 1, 2008 that it had raised $2 million in gross proceeds ($1,631,564 net of costs) on July 30, 2008 as an initial closing of an ongoing private placement of its common stock pursuant to Regulation S.  The securities being offered have not been and will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the state and federal securities laws.  The Company will continue to explore different options to raise capital to provide maximum flexibility to enable it to execute against its strategies and to pursue a careful cash management strategy to maintain its flexibility.

Plan of Operations

Our business plan is to build, through acquisition, expansion, improvement, consolidation and green field development, as appropriate, a network of logistically and technologically differentiated, profitable BioEnergy plants across the United States and potentially elsewhere.

Our strategy comprises two principal elements:

•

To build a state of the art, multi-product, integrated BioEnergy facility on the land which we have acquired in Kentucky (“Kentucky Project”). This is expected to be completed in a number of phases, and is currently planned to include Bio-diesel, Bio-ethanol and their co-products together with renewable power generation and integration of these facilities with an infrastructure development to facilitate optimum logistics capability.

•

To selectively acquire existing BioEnergy assets and to improve, expand and consolidate them into our planned network of assets, applying new technologies and our operational know-how and expertise. The assets will be selected based upon strict criteria to meet the strategic objectives of Four Rivers and to service the markets across the USA and elsewhere.

Kentucky Facility

The Company’s business plan continues to include the development of a multi-product Bio fuel plant which is intended to be a differentiated 130 million gallon per year (“mgpy”) corn based dry mill fuel grade Bio-ethanol plant with front end fractionation, a 35 mgpy soy oil based Bio-diesel plant and the application of technologies such as anaerobic digestion systems to produce renewable energy.

The Company has been actively engaged in refining the configuration of the proposed Kentucky Project to incorporate the latest in available technology and we now believe that the local market conditions will allow for the Bio-diesel plant to be increased in size to 50 mgpy. We have identified a particular opportunity which will allow this to happen very cost effectively and as part of the acquisition process that we have embarked upon.

The Company had originally acquired options to procure approximately 834 acres of land suitable for the development of the integrated bio-energy facility in a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky.  The aggregate consideration payable upon exercise of all of these options was approximately $11 million. The Company has exercised options for approximately 437 acres for a total purchase price of approximately $6 million.

During December 2008, the Company commissioned a valuation of the consolidated plot of land in Kentucky totaling 437 acres, to enable it to evaluate the fair value of the land for the purposes of estimating any decline in value caused by the current economic environment and its widespread impact on land and property values generally. The valuation was undertaken by a local real estate valuer.  As a result of the land appraisal, the Board concluded that it was appropriate in the circumstances to adjust the carrying value of the land in the balance sheet by an impairment charge of $532,224 being the reduction in land value as appraised by the valuer.  Consequently the land value is reduced by 8% to $5,811,240. This reduction has been shown as an asset impairment on the consolidated statement of operations.  This reduction in value is a consequence of the general downward trend in the value of land and property across the US and globally during the year.

Where specific land plots have subsequently been proven to be non-essential, the options over them have been allowed to lapse. Costs incurred on acquiring options to purchase land of $275,000 that have not been exercised and have been written off and shown separately on the consolidated statements of operations as asset impairment loss.

Although our land acquisition for the Kentucky Project is largely completed, in connection with it, we will consider additional acquisition of land adjacent to the plots we have or in proximity to them.

Acquisitions

We plan to deploy our management team’s combined industry, technical, merger and acquisition (“M&A”), restructuring and corporate finance expertise to target and acquire undervalued and/or distressed assets, and then  apply our operational improvement plans to materially enhance the performance of those assets.  Our objective will be to create a logistically and technologically differentiated and efficient network of BioEnergy plants across the USA.  We believe that our strategy offers substantial opportunity to build capital value in the current climate, particularly given (a) the present opportunity to acquire undervalued and/or underperforming assets and improve them; and (b) the medium to longer term outlook for BioEnergy as an alternative form of energy supply and the relatively weak state of the market which is likely to lead to under supply in 2010.

To effect the planned M&A strategy in full, the Company requires access to substantial further acquisition and development finance and it is currently working with advisers with a view to securing additional financing.  This may be made available through industry and/or financial partnerships and joint ventures, special purpose financing vehicles, structured acquisition finance arrangements, private placements of equity, debt and blended debt and equity instruments.  In addition, the Company anticipates that it may issue share and/or loan capital to vendors as a means of securing target acquisitions and to fund development.

Comparison of the Fiscal Years Ended October 31, 2008 and 2007 and for the period from March 7, 2007 (date of inception) through October 31, 2008.

Results of Operations

We have incurred a net loss of $4,264,839 for the year ended October 31, 2008 as compared to a net loss of $965,731 for the period from March 9, 2007 (date of inception) through October 31, 2007.  We have incurred a net loss of $5,230,570 for the period from March 9, 2007 (date of inception) through October 31, 2008 and have not yet generated any revenues since inception that can support our operating expenses.  We anticipate that we will not generate any revenues until such time as we have entered into commercial production, of our planned bio-fuels business , if at all ..

Revenues

We have not generated any revenues for the period from March 9, 2007 (date of inception) through October 31, 2008.

Operating loss

The main components of the recorded operating loss during the fiscal years ended October 31, 2008 and 2007, and for the period from March 9, 2007 (date of inception) through October 31, 2008 were as follows:

	Years ended October 31,		For the Period from March 9, 2007 (date of inception) through October 31,
	2008	2007	2008
Consulting expenses (note 1)	$2,109,019	$679,816	$2,788,835
Payroll and administrative expenses (note 2)	$918,006	$-	$918,006
Professional Fees (note 3)	$649,068	$1,680	$650,748
Rent, Office related, Telecoms and Miscellaneous (note 4)	$100,863	$11,873	$102,147
Travel expenses (note 5)	$378,914	$282,194	$661,108
Impairment on land and land options (note 6)	$807,224	$-	$807,224

(1)

Consulting expenses included contractors and consultants who were engaged in the management and development of the business and the Kentucky Project, which increased by $1,429,203 or 210.23% to $2,109,019 for the year ended October 31, 2008 from $679,816 for the period from March 9, 2007 (date of inception) through October 31, 2007.  These increases were primarily due to costs being incurred for a full year and for increased use of consultants as the Company develops its plans.  On November 1, 2007 and prior to the consummation of the acquisition on December 4, 2007, the Board of Med-Tech Solutions, Inc. awarded a one-time discretionary bonus expense of $413,434 relating to exceptional performance by certain contractors and consultants to the Company for activity prior to the reverse merger transaction.  Of this bonus, $246,500 was reinvested in share capital by the recipients.

(2)

During the year ended October 31, 2008, certain consultants became employees of the Company; payroll and administrative expenses amounted to $918,006 for the period, as compared to $0 for the period from March 9, 2007 (date of inception) through October 31, 2007.

(3)

Professional fees increased to $649,068 for the year ended October 31, 2008 as compared to $1,680 for the period from March 9, 2007 (date of inception) through October 31, 2007, mainly due to legal, audit and compliance related fees incurred in the Company’s first year as a public entity upon the completion of our reverse merger on December 4, 2007.

(4)

Office related expenses increased to $100,863 in the year ended October 31, 2008 as compared to $11,873 for the period from March 9, 2007 (date of inception) through October 31, 2007 , primarily due to the establishment and operation of an office on site in Calvert City for the Kentucky Project during fiscal year ended October 31, 2008.

(5)

Travel expenses consisted of travel, accommodation and subsistence expenses, which increased by $96,720 or 34% to $378,914 for the year ended October 31, 2008 from $282,194 for the period from March 9, 2007 (date of inception) through October 31, 2007.  These increases were primarily due to costs being incurred for a full year , and the overall growth in the development in the planned business as compared to prior year where we were in early the very early stages of development.

(6)

Impairment of land value and land options, the Company incurred asset impairment loss totaling $807,224 for the year ended October 31, 2008 as compared to $0 for the period from March 9, 2007 (date of inception) through October 31, 2007.  These asset impairment loss consist of an impairment of $532,224 on the land value primarily due to the current economic environment and its widespread impact on land and property values in general and the impairment charge was based from an independent appraisal performed on our land, and the write-off of land options of $275,000 over specific land plots which have subsequently proven to be non-essential and allowed to lapse.

The operating loss was offset partially by the interest income of $460,330 for the year ended October 31, 2008, as compared to $16,332 for the period from March 9, 2007 (date of inception) through October 31, 2007, mainly due to higher cash balances held on deposit; and a one time gain for the year ended October 31, 2008 from the forgiveness of debt of $296,714 due to a former director of the Company in connection with the completion of the December 2007 reverse merger transaction.  Interest income for the period from inception to October 31, 2008 amounted to $476,662.

During the year ended October 31, 2008, the Company purchased property and equipment, comprised almost entirely of land and a relatively insignificant amount of equipment, costing $6,366,161 ($5,766,161 in cash and $600,000 purchased on credit). The Company incurred plant construction costs of $1,103,486 in the year ended October 31, 2008 mainly comprised of early stage development and feasibility work and studies and initial payments made under contracts associated with the construction and financing of the proposed plant.

During the period from March 9, 2007 (date of inception) through October 31, 2007, the Company purchased property and equipment on credit and automobile loans of $40,821 with 24 monthly payments of $1,908, comprised entirely of automobiles, costing $48,132. The Company incurred plant construction costs of $647,792 in the year ended October 31, 2007 mainly comprised of early stage development and feasibility associated with the construction and financing of the proposed plant.

During the period from March 9, 2007 (date of inception) through October 31, 2008, the Company purchased property and equipment, comprised almost entirely of land and a relatively insignificant amount of equipment amounting to $6,414,293 ($5,773,472 in cash and $640,821 purchased on credits) and incurred plant construction costs of $1,751,278. These land purchases acquired on credit of $600,000 were financed by deferred consideration (which carries an option on the part of the vendor to call for settlement in shares of the Company, as further explained in the accompanying audited consolidated financial statements).  In addition, the Company financed its automobiles purchase with automobile loans amounted to $40,821.

Liquidity and Capital Resources

The Company will need substantial amounts of capital to implement its strategies.  Given the currently unsettled state of the capital markets and credit markets, there is no assurance that the Company will be able to sell any of its securities or raise the amount of capital that it seeks for acquisitions or for the proposed Kentucky Plant ..  Even if financing is available, it may not be on terms that are acceptable to the Company.  In addition, the Company does not have any determined sources for the full amount of funding required to implement its entire acquisition strategy or for the design, procurement, construction and commissioning of the proposed Kentucky Plant and any needed working capital. There is no assurance that any or all of the funding will be obtainable as desired or in full to build the Kentucky Plant.  If the Company is unable to raise the necessary capital at the times it requires such funding, it may have to materially change its business plan , including modifying the proposed plant , delaying implementation of aspects of the business plan or curtailing or abandoning its business plan.  The Company is a speculative investment and investors may lose all of their investment.

Since inception, the Company has financed itself primarily by the sale of equity securities. The Company raised $2,000,000 on March 26, 2007, $22,829,022 (net of issuance costs) on December 4, 2007, and $1,631,564 ( net of issuance costs) on July 30, 2008, by way of three separate private placements of shares of common stock. The total funds raised of $26,460,586 have been used principally as follows: (a) $5,718,464 to acquire land; (b) $1,805,746 on plant under construction and equipment (mainly plant construction costs), and (c) to fund the cost of operations. At October 31, 2008, the Company had available cash balances of $15,044,772 which are held on interest bearing bank accounts.   Subsequent to year end, the Company has entered into an acquisition agreement for specified assets with Kreido Biofuels, Inc., which if consummated, will require the Company to use approximately $3,000,000 of its cash assets as part of the purchase price.   The balance of the purchase price for these assets will be paid in common stock and warrants of the Company.

At October 31, 2008, cash was $15,044,772 and we had other current assets, which consist of prepaid expenses and advances of $470,711 and current liabilities of $1,651,894, which consist of accounts payable and accrued expenses, deferred consideration and the current portion of the automobile loans.  We attribute our net loss to having no revenues to sustain our operating costs as we are a development stage company.   At October 31, 2007, cash was $492,272 and we had other current assets of $240,000 and current liabilities of $376,536.

Net Cash Used in Operating Activities

Cash utilized in operating activities was $3,054,363 for the year ended October 31, 2008, as compared to $848,261 for the period from March 9, 2007 (date of inception) through October 31, 2007. The increase was primarily due to the cost of the reverse merger, costs associated with filing requirements to be a public company, the hiring of additional employees and consultants.

During the year ended October 31, 2008, operating costs increased as a result of becoming public. We incurred significant costs including audit, legal and consulting fees as well as hiring of additional employees. These costs reflected both an increase in our operating loss from $982,063 to $5,021,064, or an increase of $4,039,001, and the increased in net cash used in operating activities of $3,054,363.

Net Cash Used in Investing Activities

During the year ended October 31, 2008, the Company used net cash in investing activities of $6,818,103. The Company used $5,766,161 in purchasing property and equipment.  During the period year ended October 31, 2007, the Company used net cash in investing activities of $655,103 principally used for purchasing property and equipment.  During the period from March 9, 2007 (date of inception) through October 31, 2008, the Company used net cash in investing activities of $7,473,206.

Net Cash Provided by Financing Activities

During the year ended October 31, 2008, the Company received net cash provided by financing activities of $24,460,586 as a result of private placements completed on December 4, 2007 and July 30, 2008.  During the year ended October 31, 2007, the Company received net cash provided by financing activities of $2,000,000 as a result of a private placement completed on March 26, 2007.  During the period from March 9, 2007 (date of inception) through October 31, 2008, the Company received net cash provided by financing activities of $26,460,586 from private placements.

Because of the current economic climate in the United States and the costs facing the bio-energy industry, there have appeared a number of opportunities to acquire assets for the production of bio-energy products, distribution and related businesses, some of which are in distressed situations.  Management is making itself aware of various acquisition opportunities as they become available, and from time to time, actively exploring those that present a complimentary or unique acquisition situation.  At the same time, the Company is continuing to pursue its proposed Kentucky facility and is also in the process of securing further funds and commitments for the proposed bio-energy project to be located in Kentucky.

The Company will only commit to capital expenditures for any of its planned projects or an acquisition opportunity as and when adequate capital or new lines of finance are made available to it. There is no assurance that the Company will be able to obtain any financing or enter into any form of credit arrangement.  Although it may be offered such financing, the terms may not be acceptable to the Company.  If the Company is not able to secure financing or it is offered on unacceptable terms, then its business plan and acquisition strategy may have to be modified or curtailed or certain aspects terminated.  There is no assurance that even with financing, the Company will be able to achieve its goals or complete an acquisition.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. The report of our independent accountants on our October 31, 2008 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses. Our ability to continue as a going concern will be determined by our ability to obtain additional funding or generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Significant Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our consolidated financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

General

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue, if any, and expenses, and the disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors.  Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

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

Going Concern

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Reverse Acquisition

The acquisition of 4Rivers was accounted for as a reverse merger or reverse acquisition whereby 4Rivers is identified as the acquiring entity for accounting purpose.  The reverse acquisition transaction is recorded as a recapitalization of 4Rivers pursuant to which 4Rivers is treated as the surviving and continuing entity although the Company is the legal acquirer rather than a business combination.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical consolidated financial statements are those of 4Rivers and Subsidiary.

Principles of Consolidation

The consolidated financial statements include the accounts of Four Rivers, 4Rivers, and The Four Rivers BioEthanol Company Limited.  All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue recognition

The Company has not yet generated any revenues to date.  It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” ("SAB No. 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB No. 101"). SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Stock-Based Compensation

The Company has adopted the fair value provisions of SFAS No. 123(R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

There were no employee stock options and employee stock purchases granted to employees and directors during the period from March 9, 2007 (date of inception) through October 31, 2008. There were no unvested options outstanding as of the date of adoption of SFAS No. 123(R).

We use the fair value method for equity instruments granted to non-employees (if any) and will use the Black- Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar.  The functional currency of the Company’s wholly owned subsidiary, The Four Rivers BioEthanol Company Limited is in its local currency (Great British Pound – GBP).  In accordance with SFAS No. 52 "Foreign Currency Translation," monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year.  The translation adjustments are deferred as a separate component of stockholders’ equity, captioned accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

Recent accounting pronouncements

In June 2006, the FASB issued “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109”, (“FIN 48”), which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company’s tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. The Company was required to adopt FIN 48 on November 1, 2007.  The adoption of this statement did not have any material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity within the consolidated balance sheet.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

None.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, current exchange rates, commodity prices or other market factors. We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our current assets and liabilities. At October 31, 2008, we had cash and cash equivalents consisting of cash on hand and highly liquid money market and demand savings accounts with original terms to maturity of less than 90 days. We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our money market investments to maturity.

Item 8.

Financial Statements

FOUR RIVERS BIOENERGY INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of October 31, 2008 and 2007	F-2

Consolidated Statements of Operations for the Years Ended October 31, 2008 and 2007 and for the period from March 9, 2007 (dated of inception) through October 31, 2008	F-3

Consolidated Statements of Stockholders’ Equity for the period from March 9, 2007 (dated of inception) through October 31, 2008	F-4

Consolidated Statements of Cash Flows for the Years Ended October 31, 2008 and 2007 and the for the period from March 9, 2007 (dated of inception) through October 31, 2008	F-5

Notes to Consolidated Financial Statements	F-6 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Four Rivers BioEnergy Inc.

Calvert City, Kentucky

We have audited the accompanying consolidated balance sheets of Four Rivers BioEnergy Inc. and its wholly owned subsidiaries (the “Company”), a development stage company as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2008 and the period from March 9, 2007 (date of inception) through October 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Four Rivers BioEnergy Inc. as of October 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, and effective November 1, 2007.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has suffered recurring losses and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

February 12, 2009

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	October 31,	October 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$15,044,772	$492,272
Prepaid expenses	470,711	240,000
Total Current Assets	15,515,483	732,272
Plant under construction (Note 4)	1,476,278	647,792
Property and equipment, net (Note 5)	5,862,933	45,124

Total Assets	$22,854,694	$1,425,188

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,037,511	$354,462
Deferred consideration (Note 6)	600,000	-
Automobile loans – current portion (Note 8)	14,383	22,074
Total Current Liabilities	1,651,894	376,536
Automobile loans (Note 8)	-	14,383
Total Liabilities	1,651,894	390,919

Commitment and contingencies (Note 9)	-	-

Stockholders' Equity (Note 10)
Preferred stock
Authorized: 100,000,000 shares with par value of $0.001 per share issued and outstanding: 2 shares and nil shares as of October 31, 2008 and 2007, respectively.	-	-
Common stock
Authorized: 500,000,000 shares with par value of $0.001 per share issued and outstanding: 6,804,689 shares and 6,826,745 shares as of October 31, 2008 and 2007, respectively.	6,805	6,827
Additional paid in capital	26,430,096	1,993,173
Accumulated other comprehensive loss- foreign currency adjustment	(3,531)	-
Deficit accumulated during development stage	(5,230,570)	(965,731)
Total Stockholders’ Equity	21,202,800	1,034,269

Total Liabilities and Stockholders’ Equity	$22,854,694	$1,425,188

The accompanying notes are an integral part of these consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations

	Years Ended October 31,		For the Period from March 9, 2007 (date of inception) through October 31,
	2008	2007	2008
Operating expenses
Professional fees	$649,068	$1,680	$650,748
Payroll and administrative expenses	918,006	-	918,006
Bank charges	2,253	2,133	4,386
Consulting expenses	2,109,019	679,816	2,788,835
Depreciation	16,128	3,008	19,136
Asset impairment loss	807,224	-	807,224
Farming costs	37,133	-	37,133
Office and sundry	58,160	2,759	60,919
Rent expense	25,300	4,400	29,700
Telephone and communications	17,403	4,714	22,117
Travel expense	378,914	282,194	661,108
	(5,018,608)	(980,704)	(5,999,312)
Other income (expense)
Interest income	460,330	16,332	476,662
Interest	(3,275)	(1,359)	(4,634)
Forgiveness of debt	296,714	-	296,714

Net loss before provision for income taxes	(4,264,839)	(965,731)	(5,230,570)

Income taxes (benefit)	-	-	-

Net loss	$(4,264,839)	$(965,731)	$(5,230,570)

Basic and diluted loss per share	$(0.65)	$(0.26)	$(0.97)

Weighted average number of basic and diluted common shares outstanding	6,536,801	3,732,490	5,417,410

Comprehensive loss:
Net loss	$(4,264,839)	$(965,731)	$(5,230,570)
Foreign currency translation	(3,531)	-	(3,531)
Comprehensive loss	$(4,268,370)	$(965,731)	$(5,234,101)

The accompanying notes are an integral part of these consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity

For the Period from March 9, 2007 (date of inception) through to October 31, 2008

						Deficit	Accumulated
						Accumulated	Other
	Number of		Number of		Additional	During the	Comprehensive	Total
	Preferred		Common		Paid In	Development	Income /	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Loss)	Equity
Balance at inception (March 9, 2007), adjusted for recapitalization	-	$-	5,629,716	$5,630	$(5,630)	$-	$-	$-

Shares issued for cash	-	-	1,197,029	1,197	1,998,803	-	-	2,000,000

Net loss	-	-	-	-	-	(965,731)	-	(965,731)

Balance, October 31, 2007	-	-	6,826,745	6,827	1,993,173	(965,731)	-	1,034,269

Shares issued for services prior to reverse merger	-	-	1,197,030	1,197	245,303	-	-	246,500

Effect of reverse merger and assumption of liabilities	-	-	-	-	(270,185)	-	-	(270,185)

Shares issued for cash in December 2007 at $15.30 per share, net	-	-	1,657,881	1,658	22,827,364	-	-	22,829,022

Shares issued for fees in December 2007	2	-	-	-	-	-	-	-

Shares returned for cancellation in December 2007	-	-	(3,008,028)	(3,008)	3,008	-	-	-

Shares issued for cash in July 2008 at $15.26 per share, net	-	-	131,061	131	1,631,433		-	1,631,564

Foreign currency translation adjustment	-	-	-	-	-	-	(3,531)	(3,531)

Net loss	-	-	-	-	-	(4,264,839)		(4,264,839)

Balance, October 31, 2008	2	$-	6,804,689	$6,805	$26,430,096	$(5,230,570)	$(3,531)	$21,202,800

The accompanying notes are an integral part of these consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	For the Year Ended October 31,	For the Year Ended October 31,	For the Period from March 9, 2007 (date of inception) through October 31,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(4,264,839)	$(965,731)	$(5,230,570)
Adjustments to reconcile net loss to net cash used in operating activities
Asset impairment loss	807,224	-	807,224
Depreciation	16,128	3,008	19,136
Forgiveness of debt	(296,714)	-	(296,714)
Shares issued for services	246,500	-	246,500
Changes in operating assets and liabilities
Prepaid expenses	(230,711)	(240,000)	(470,711)
Accounts payable and accrued liabilities	668,049	354,462	1,022,511
Net cash used in operating activities	(3,054,363)	(848,261)	(3,902,624)

Cash flows from investing activities
Purchase of property and equipment	(5,766,161)	(7,311)	(5,773,472)
Plant construction costs	(1,103,486)	(647,792)	(1,751,278)
Cash acquired in reverse merger	51,544	-	51,544
Net cash used in investing activities	(6,818,103)	(655,103)	(7,473,206)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	24,460,586	2,000,000	26,460,586
Repayment of automobile loans	(22,074)	(4,364)	(26,438)
Repayment of directors loan	(10,015)	-	(10,015)
Net cash provided by financing activities	24,428,497	1,995,636	26,424,133

Effects of accumulated foreign exchange on cash	(3,531)	-	(3,531)

Net increase in cash and cash equivalents	14,552,500	492,272	15,044,772

Cash and cash equivalents at beginning of period	492,272	-	-

Cash and cash equivalents at end of period	$15,044,772	$492,272	$15,044,772

Supplemental cash flow information
Interest paid	$(3,275)	$(1,359)	$(4,634)
Income taxes paid	$-	$-	$-

Non-cash financing and investing activity
Property and equipment purchased on credit and automobile loans	$(600,000)	$40,821	$(640,821)

The accompanying notes are an integral part of these consolidated financial statements.

Four Rivers BioEnergy Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

Note 1 -

Nature of Operations and Going Concern

Nature of Operations

We were incorporated under the name Med-Tech Solutions, Inc. (which we refer to as MTSI) in the State of Nevada on May 28, 2004, and we changed the name on January 25, 2008 to Four Rivers BioEnergy Inc. (which we refer to as Four Rivers or the Company and as the context requires, includes its subsidiaries).  On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (which we refer to as 4Rivers), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  Pursuant to the Agreement, MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers.  4Rivers has a wholly owned subsidiary incorporated in the United Kingdom, The Four Rivers Bioethanol Company Limited (“4Rivers UK”), which currently has no operations.  On December 4, 2007, as a condition of the acquisition, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock.  On July 30, 2008, the Company raised an additional $1,631,564, net of expenses, in a private placement of 131,061 shares of common stock.  As a further condition of the Agreement, the Company received 3,655,087 shares of common stock (647,059 shares were received and cancelled in October 2007 and 3,008,028 shares were received and cancelled during the first quarter ended January 31, 2008) for cancellation held by certain former stockholders and former management of the then MTSI.  In addition, the former director agreed to waive his prior loans extended to the then MTSI amounting to $296,714.  Upon consummation of the acquisition, 4Rivers and 4Rivers UK became the only two wholly-owned subsidiaries of the Company.

The Company is currently engaged primarily in the building of a network of logistically and technologically differentiated, profitable BioEnergy plants across the United States, and potentially elsewhere.  The Company intends to achieve this objective through acquisition, expansion, improvement, consolidation and green field development of Bioenergy Plants.

Since the conclusion of the funding in December 2007, the Company has developed two primary elements of focus within its overall BioEnergy strategy.  The Company, through its subsidiaries, plans to construct, own and manage a facility in Kentucky for the production of bio-ethanol and bio-diesel products and for the sale and distribution of such products and by-products (the “Kentucky Plant”). In addition, in view of the prevailing market conditions within the bio-energy industry, the Company is evaluating and intends to exploit the opportunities that may arise to acquire existing bio-energy facilities and related enterprises that are either overleveraged, not operating or operating inefficiently, incomplete or otherwise troubled.  The Company believes that with its internal expertise and know-how, it could complete, operate and/or improve those types of opportunities.

The Company has preserved much of the cash that it raised out of the financings described above, with expenditures being mainly focused on land purchases in Kentucky, development and design of the proposed Kentucky Plant, expenses related to financings, costs relating to potential future merger and acquisition activity and general overheads.  The Company will continue to explore different options to raise capital to provide maximum flexibility to enable it to execute against its strategies and to pursue a careful cash management strategy to maintain its flexibility.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying consolidated financial statements, the Company has generated no revenue and has incurred recurring losses for the period from March 9, 2007 (date of inception) through October 31, 2008.  Additionally, the Company has negative cash flows from operations since date of inception and has an accumulated deficit of $5,230,570 at October 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing.  The Company intends to fund its construction and acquisition endeavors and operations through equity and debt financing arrangements.  However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements.  The outcome of these matters cannot be predicted at this time.

The Company has undertaken further steps as part of a plan to commence its planned operations with the goal of sustaining its operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  The Company had raised $2 million in gross proceeds ($1,631,564 net of costs) on July 30, 2008 in a private placement of its common stock.  The Company will continue its effort to explore different options to raise capital.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 2 -

Summary of Significant Accounting Policies

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Development stage company

The Company is considered to be in the Development Stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has generated no revenues to date and has incurred significant expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 9, 2007 (date of inception) through October 31, 2008, the Company has accumulated losses of $5,230,570.

Principles of consolidation

The consolidated financial statements include the accounts of Four Rivers BioEnergy Inc., The Four Rivers BioEnergy Company Inc., and The Four Rivers BioEthanol Company Limited.  All significant intercompany transactions and balances have been eliminated in consolidation.

Foreign currency translation

The Company’s functional and reporting currency is the United States Dollar.  The functional currency of the Company’s wholly owned subsidiary, The Four Rivers BioEthanol Company Limited is in its local currency (Great British Pound – GBP).  In accordance with SFAS No. 52, "Foreign Currency Translation," monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year.  The translation adjustments are deferred as a separate component of stockholders’ equity, captioned accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation is provided on the straight line basis over the estimated useful lives of the assets as follows:

Automobiles

4 years

Office equipment

4 years

Land

0 year (non-depreciable)

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations.  When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.  Management periodically reviews the carrying value of its property and equipment for impairment.   The Company has recorded an asset impairment loss of $532,224 on its land at October 31, 2008, see Note 2, “Impairment of long-lived assets”.

Basic and diluted loss per share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive.  The Company does not have any common stock equivalents at October 31, 2008 and 2007.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."  SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income (loss) and its components.  Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Cash and cash equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash and cash equivalents.

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in US bank institutions is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution.  Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £50,000 (approximately $75,000) at each institution.  At time, such amounts may exceed the FDIC and FSA limits.  The uninsured cash bank balances were approximately $14,720,000 and $167,000 at October 31, 2008 and 2007, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

Stock-based compensation

The Company has adopted the fair value provisions of SFAS No. 123(R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

There were no employee stock options and employee stock purchases granted to employees and directors during the period from March 9, 2007 (date of inception) through October 31, 2008. There were no unvested options outstanding as of the date of adoption of SFAS No. 123(R).

Revenue recognition

The Company has not yet generated any revenues to date.  It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” ("SAB No. 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB No. 101"). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Research and development

In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, the Company expenses all research and development costs as incurred.  As at October 31, 2008 and 2007, the Company had incurred no research and development costs.

Segment information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly and annual reports issued to stockholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.  As we are a development stage company and we have yet to generate any revenue, we considered operating in one single business segment.  The information disclosed herein, materially represents all of the financial information related to the Company’s principal operating segment.

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

The Company has recorded a total asset impairment loss of $807,224 to its operations on October 31, 2008.  The asset impairment loss consist of an impairment loss of $532,224 on the land value resulting from the current economic environment and its widespread impact on land an property values in general and the impairment loss was based from an independent appraisal performed on the land.  The independent appraisal report indicated that the recorded book value of the land exceeded its fair value.  The remaining total asset impairment loss consist of the write-off of land options of $275,000 over specific land plots which have subsequently proven to be non-essential and allowed to lapse.

Recent accounting pronouncements

In June 2006, the FASB issued “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB issued Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”.  Effective November 1, 2007, the Company adopted the provisions of FIN 48, as required.  As of a result of implementing FIN 48, there has been no adjustment made to the Company’s consolidated financial statements and the adoption of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations or cashflows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”  (“FSP 157-2"), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the fiscal years beginning after November 15, 2008.   We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Note 3 -

Reverse Merger

On March 26, 2007, MTSI entered into an Acquisition Agreement (the “Agreement”) with 4Rivers and 4Rivers’ then shareholders whereby MTSI agreed to acquire the entire issued and outstanding shares of the common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers. Also on December 4, 2007, as a condition of the acquisition, the Company raised net proceeds of $22,829,022 through the issuance of 1,657,881 shares of its common stock through a private placement in connection with the acquisition.   As a further condition of the Agreement, the Company received 3,655,087 shares of common stock (647,059 shares were received and cancelled in October 2007 and 3,008,028 shares were received and cancelled during the first quarter ended January 31, 2008) for cancellation held by certain stockholders and former management of the then MTSI.  In addition, the former director agreed to waive his prior loans to the Company amounting to $296,714.  Upon consummation of the acquisition, 4Rivers and 4Rivers UK became the only two wholly-owned subsidiaries of the Company.  Subsequent to the completion of the reverse acquisition, the publicly-traded company amended its article of incorporation and changed its name to Four Rivers BioEnergy, Inc. (“FRBE” or together with its subsidiaries, the “Company”).

The acquisition is accounted for as a “reverse acquisition”, since the stockholders of 4Rivers owned a majority of the Company’s common stock immediately following the transaction and their management has assumed operational, management and governance control. The reverse acquisition transaction is recorded as a recapitalization of 4Rivers pursuant to which 4Rivers is treated as the surviving and continuing entity although the Company is the legal acquirer rather than a business combination.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical consolidated financial statements are those of 4Rivers and Subsidiary.

Effective with the reverse acquisition, all previously outstanding common stock owned by 4Rivers’ shareholders were exchanged for the Company’s common stock. The value of the Company’s common stock that was issued to 4Rivers’ shareholders was the historical cost of the Company’s net tangible assets, which did not differ materially from its fair value.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

Note 4 - Plant under Construction

Costs relating to the design, permitting, specification and construction of the Company’s bio-ethanol and/or bio-diesel plant(s) are being capitalized until the plant(s) construction has started and the plant(s) are operational, at which time depreciation will commence.

The Company charged an asset impairment loss of $275,000 to its operations on October 31, 2008 in connection with certain land option over specific land plots which have subsequently proven to be non-essential and allowed to lapse, (see Note 2 “Impairment of long-lived assets”).

Note 5 -

Property and Equipment

A breakdown of the Company’s main items of property and equipment are given in the table below:

	October 31,
	2008	2007

Land and improvements	$6,343,464	$-
Office equipment	22,697	-
Automobiles	48,132	48,132
	6,414,293	48,132
	(532,224)	-
Adjusted cost basis	$5,882,069	$48,132

Accumulated depreciation and amortization	(19,136)	(3,008)
Carrying value	$5,862,933	$45,124

Depreciation expense was $16,128 for the year ended October 31, 2008, $3,008 for the period from March 9, 2007 (date of inception) through October 31, 2007 and $19,136 for the period from March 9, 2007 (date of inception) through October 31, 2008, respectively.

The Company has acquired approximately 437 acres of land on a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky.  The total purchase price of the land was approximately $6 million.  The consolidated site provides a unique combined plot upon which the planned Kentucky Plant and potentially other bio-energy plants can be constructed.  The Company considers the variety of transportation links including rail, river and road, to be highly important for the bulk supply of the corn and oil feed stocks necessary to the operation of the integrated Bio-energy facility and for the delivery of finished products, such as Bio-ethanol, Bio-diesel and DDG, to customers.

The Company commissioned a valuation of the consolidated plot of land in Kentucky totaling 437 acres, to enable it to evaluate the fair value of the land for the purposes of estimating any decline in value caused by the current economic environment and its widespread impact on land and property values in general.  As a result of the land appraisal, the Board concluded that it was appropriate in the circumstances to adjust the carrying value of the land in the balance sheet by an impairment charge of $532,224 being the reduction in land value as appraised by an independent appraiser.  The independent appraisal report indicated that the recorded book value of the land exceeded its fair value based on the direct sales comparison approach.  Consequently, the land value is reduced to $5,811,240 at October 31, 2008. This reduction in value is a consequence of the general downward trend in the value of land and property across the US and globally during 2008.

Note 6 -

Deferred Consideration

Deferred consideration comprises amounts payable in respect of land that was purchased on December 31 2007. Under the terms of the purchase contract, $1,500,000 was payable in cash on completion and $600,000 was deferred and is payable on or before December 31, 2009 at the option of the Company.  The vendor of the land has an option to require that 39,275 shares of the Company’s common stock be issued to them in lieu of the cash consideration. The vendor’s option can only be exercised on a one time basis, for the full amount and at any time after December 31, 2008.  Deferred consideration payable is classified as a current liability because it is reasonably foreseeable that the amount will be paid before December 31, 2009 since payment by that date cancels the vendor’s option to take shares in lieu of cash becoming capable of exercise.

Note 7 -

Related Party Transactions

During the fiscal year ended October 31, 2008, an amount designated as ‘Due to related parties’ and comprising a bonus payable to certain directors and management was paid in full in the amount of $166,935.  The amount was non-interest bearing and had no specific payment terms.

The Company has contracted with P.C.F. Solutions Limited (“PCF”), a private Limited Company, of which Mr. Stephen Padgett, Executive Vice President, is a director and majority shareholder.  Under the terms of the agreement, PCF provide the Company with services of employees within PCF at agreed rates.  The Company incurred consulting services through PCF of Mr. Padgett and another outsourced consultant totaling $107,125 for the year ended October 31, 2008 and $116,000 for the period from March 9, 2007 (date of inception) through October 31, 2007.  Effective January 1, 2008, the Company entered into an employment agreement with Mr. Padgett.

The Company has contracted with The ARM Partnership (“ARM”), a private partnership company of which Mr. Martin Thorp, Chief Financial Officer, is a principal.  Under the terms of the agreement with ARM the services of other employees within ARM at agreed rates may be engaged.  The Company incurred consulting services through ARM of Mr. Thorp and Mr. Robert Galvin totaling $243,877 for the year ended October 31, 2008 and $0 for the period from March 9, 2007 (date of inception) through October 31, 2007.  Effective September 2008, the Company engaged Mr. Galvin as the Company’s Secretary.  All of their compensation is being paid through ARM.

Mr. Kevin Alexander, formerly Secretary and General Counsel provided consultancy services under an agreement with the Company. At October 31, 2008, the Company had incurred costs of $189,808, as compared to $90,000 for the period from March 9, 2007 (date of inception) through October 31, 2007 under the terms of this agreement. During the year, the Company terminated its contract with Mr. Alexander under a settlement agreement in which Mr. Alexander was paid $50,000.

Note 8 -

Automobile Loans

The automobile loans comprise loans secured by certain automobiles, bearing interest at 7.9% per annum and are repayable by aggregate principal and interest payments of $1,908 per month commencing August 20, 2007 for a period of twenty four months.  The loans mature on July 20, 2009.

Note 9 -

Commitments and Contingencies

Lease commitments

The Company leases office facilities at 1637 Shar Cal Road, Calvert City, KY 42029 under a lease agreement covering 1,800 square feet of space at a cost of $2,100 per month.  The lease may be terminated with sixty days written notice being given by either party to the lease.  The Company entered into an agreement for an additional 1,120 square feet of space commencing February 1, 2009 for a minimum period of six months at an additional cost of $1,120 per month.  Total rent due effective February 1, 2009 is $3,220 per month.  Rent expense charged to operations amounted to $25,300 for the year ended October 31, 2008 and $4,400 for the period from March 9, 2007 (date of inception) through October 31, 2007.

Employment agreements

The Company entered into employment agreements with certain officers and employees of the Company each for a term ranging from 12 to 24 months. Total annual base salaries under these agreements are $950,400; with notice periods severances ranging from 15 to 90 days under described conditions.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and a director. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $2,109,019 and $679,816 in fees to these individuals for the year ended October 31, 2008 and for the period from March 9, 2007 (date of inception) through October 31, 2007 respectively, in a consulting role.

Litigation

During the fourth quarter of fiscal year 2008, the Company settled its previously disclosed dispute with the David Reed Revocable Trust (“Reed Trust”). The Company originally signed an option agreement to purchase approximately 106 acres of river front property adjacent to the Kentucky site owned by the Company for the possible future development of a commercial port to facilitate the shipment in and out of raw materials and end products for third parties by river. However, Reed Trust refused to close on the purchase, claiming that the purchased land should include an additional 35 acres that, based upon an independent survey by the Company, was actually underwater, extending to the mid-point of the Tennessee River. The additional acreage would have added $1 million to the purchase price. On September 10, 2008, the Company advised Reed Trust that it did not plan to continue with the proposed purchase and formally requested that monies held in escrow related to the 106 acres of river front property be returned as the Company. Accordingly, the sum of $2,856,432 being the initial sum deposited to escrow with the Company’s attorney, (plus interest accrued whilst on deposit of approximately $24,000), plus an additional $318,000 which was deposited in escrow with the vendor’s attorney, has been returned to the Company in September 2008.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of October 31, 2008 and 2007.

Note 10 - Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock of which two shares were issued and outstanding at October 31, 2008 (“Series A Preferred”).

The two shares of issued and outstanding Series A Preferred Stock are held by International Capital Partners, SA (“ICP”), the Company’s placement agent for the security offering consummated in December 2007.  ICP has maintained an advisory role since the December 2007 offering and participated in the private placement that was consummated in June 2008.  The preferred stock series entitles ICP to nominate or have appointed two directors to the Board of Directors (the “Series A Directors”) for two years ending December 4, 2009; but one of them is to be the Chief Financial Officer of the Company unless, he or she declines to so act, whereupon another Board member will be nominated by ICP.  The primary purpose of the Series A Preferred Stock is to enhance shareholder protection through the mechanism that action on certain matters by the Board of Directors requires the approval of  the Series A Directors, including for things such as (i) acquiring other businesses, (ii) changes in the Articles of Incorporation and By-laws of the Company, (iii) issuance of capital stock of the Company, (iv) an increases in the compensation of any director, executive officer or other senior employee of the Company, (v) extraordinary expenditures by the Company, (vi) modification of the terms of the Acquisition Agreement and the terms of any lock up with officers and directors of the Company, (vii) the registration with the Securities and Exchange Commission of any securities for sale by officers and directors, (viii) declaring and paying dividends (ix) effecting a merger, consolidation or similar business combination, (x) any changes in the business of the Company, (xi) the issuance of shares of capital stock with rights senior to the Series A Preferred Stock, and (xii) approving related party transactions.  In the event that the Series A Directors cannot agree on any matter that has been duly referred to them for a decision, it is to be referred to a majority vote the entire board.  The Series A Preferred Stock terminates on the earlier to occur of December 4, 2009, and the date when the investors in the offering introduced by ICP hold less than 20% of the stock of the Company.

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $.001 per share.  As of October 31, 2008 and 2007, there were 6,804,689 and 6,826,745 shares of common stock issued and outstanding, respectively.

On December 4, 2007, there were 5,631,610 shares of common stock issued and outstanding prior to the completion of the reverse acquisition.  The Company issued 2,392,059 shares of common stock to acquire 4Rivers.  Accordingly, as a recapitalization, 1,197,029 shares were allocated to shares issued for cash and 1,197,030 shares were allocated to shares issued for services prior to reverse merger from the total issuance of 2,392,059 shares.  The Company received and cancelled 3,008,028 shares of common stock during the first quarter ended January 31, 2008 for shares cancellation held by certain stockholders and former management of the then MTSI.

On December 4, 2007, as a condition of the acquisition, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock.

On January 25, 2008, the Company obtained the approval of its shareholders to change the name of the company to Four Rivers BioEnergy Inc. and effect a one-for-17 reverse stock split.  The Board of Directors filed the charter amendment on January 25, 2008 and the changes were effective on filing.  The OTC Bulletin Board effected for trading purposes the change on January 29, 2008.  As of that date, the common stock commenced trading under the symbol FRBE.OB.  As a result of the reverse split, the aggregate number of outstanding shares was reduced from 113,449,883 to approximately 6,673,523, subject to the issuance of additional shares to be issued to provide for the rounding up of fractional shares.  There were 6,673,628 shares issued and outstanding as a result of an additional 105 shares issued for rounding up of fractional shares.  All references in the consolidated financial statements and notes to financial statements to numbers of shares and share amounts have been retroactively restated to reflect the reverse split, unless explicitly stated otherwise.

The reverse split applied to all issued and outstanding shares of common stock at the effective date of the reverse split. The Company’s total number of authorized shares was not affected by the reverse split and remained as 500,000,000 shares in common stock and 100,000,000 shares in preferred stock.

On July 30, 2008, the Company raised an additional $1,631,564, net of expenses in a private placement of 131,061 shares of common stock.

Note 11 - Income Taxes

The Company follows SFAS No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At October 31, 2008, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $5,230,570 expiring in the year 2028, that may be used to offset future taxable income.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of October 31, 2008 and 2007 are as follows:

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended October 31, 2008 and 2007 as follows:

	October 31,
	2008	2007
Statutory federal income tax rate	34.00%	34.00%
Statutory state and local income tax rate (6%), net of federal benefit	3.96%	3.96%
Net operating losses and other tax benefits for which no current benefit is being realized	-37.96%	-37.96%
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	Years ended October 31,		Inception (March 9, 2007) to October 31,
	2008	2007	2008
Deferred tax assets:
Net operating loss carry forward	$1,619,000	$367,000	$1,986,000
Less: valuation allowance	$(1,619,000)	$(367,000)	$(1,986,000)
Net deferred tax asset	$-	$-	$-

Note 12 - Land Options

The Company had originally acquired options to procure approximately 834 acres of land suitable for the development of the integrated bio-energy facility in a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky.  The aggregate consideration payable upon exercise of all of these options was approximately $11 million. The Company has exercised options for approximately 437 acres for a total purchase price of approximately $6 million.

Certain specific land plots have subsequently been proven to be non-essential, the options over them have been allowed to lapse. Costs incurred on acquiring options to purchase land that have not been exercised have been written off and shown separately on the consolidated statements of operations.

The sum of $2,856,432 being the initial sum deposited to escrow with the Company’s attorney, (plus interest accrued whilst on deposit of approximately $24,000), plus an additional $318,000 which was deposited in escrow with the vendor’s attorney, has been returned to the Company in September 2008 in connection with David Reed Revocable Trust (See Note 9 under “Litigation”).

Note 13 - Farming related expenses

Management of the Company has considered various ways in which to maximize the return of assets held prior to the full development and operation of the ethanol plant.  During the year ended October 31, 2008, the Company incurred certain costs related to farming a portion of the land acquired and held in Kentucky, to grow soy beans. Total costs incurred with farming activities for the year ended October 31, 2008 amounted to $85,950.  During the summer of 2008, the Kentucky area experienced severe and adverse weather conditions, damaging the overall crop yield.  Consequently, the Company harvested the remaining crop during late October/early November 2008 which was sold for $48,817 and for which payment was received in November 2008.  The Company has expensed all farming related expenditure over and above the cash received from the sale of the crop totaling $37,133, and maintained a prepayment on the balance sheet as at October 31, 2008 for cash proceeds received from the sale of the crop totaling $48,817, which payment was received in November 2008.  The income generated from the sale of the crop is not in the normal course of operations for the Company.  The Company has no intention to change its plan of operations, and views this farming activity as a strategic use of idle assets (prior to the plant being built).

Note 14 - Subsequent Events

On November 19, 2008, the Company issued an aggregate of 625,000 warrants to a director, certain key consultants and an employee to purchase its common stock at $2.45 per share over the next seven years with immediate vesting and piggy back registration rights. The fair value, determined using the Black Scholes Option Pricing Model, of the warrants of $1,404,283 will be recorded as stock compensation expense for the three month period ended January 31, 2009. The following assumptions were utilized: Dividend yield: -0-%, volatility: 127.77%; risk free rate: 2.64%; expected life: 7 years

On January 28, 2009, Four Rivers BioEnergy Inc. (the “Company”), entered into an asset purchase and other related agreements with Kreido Biofuels, Inc., a Nevada corporation (“Kreido”), whereby the Company intends to acquire identified assets owned by Kreido, including certain machinery and intellectual property rights relating to the STT technology developed by Kreido. The aggregate consideration to be paid by the Company consists of $2.8 million in cash, the assumption of $260,000 of Kreido’s liabilities, 1.2 million shares of the Company’s common stock and warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $8.00 per share. The Company plans to commercialize the STT technology for the production of bio-diesel fuel and other by-products.

The asset purchase agreement (the “Agreement”) includes the following material terms:

A.  Concurrent with the execution and delivery of the Agreement, the Company made a loan to Kreido in an aggregate amount of $100,000, evidenced by a promissory note (the “Note”), the proceeds of which are to be used by Kreido to pay amounts owed to one of its creditors to facilitate removal of a lien on certain assets being purchased. The loan is secured by a lien on some of the assets to be acquired and subject to any prior liens. Upon consummation of this transaction (the “Closing Date”), the Note shall be cancelled and deemed paid in full.

B.  The Company will deposit a portion of the purchase price in the aggregate amount of $250,000 into escrow (the “Escrow Deposit”) with The Bank of New York Mellon, as escrow agent. In the event that Kreido terminates the Agreement due to the Company’s failure to fulfill its obligations under the Agreement or the Company has been the cause of the failure to consummate the transactions contemplated by the Agreement, the Escrow Deposit shall be disbursed to Kreido. In the event that the Company terminates the Agreement due to Kreido’s failure to fulfill its obligations under the Agreement or Kreido has been the cause of the failure to consummate the transactions contemplated by the Agreement, the Escrow Deposit shall be disbursed to the Company. In the event of a mutual termination of the Agreement by the parties, 50% of the Escrow Deposit shall be disbursed to the Company and 50% of the Escrow Deposit shall be disbursed to Kreido.

C.  On the Closing Date, the Company will pay to Kreido the sum of $2,442,000, less any amounts paid directly by the Company to creditors of Kreido with liens on the assets to be acquired, in accordance with the terms of the Agreement.

D.  On the Closing Date, the Company will issue to Kreido a total of 1,200,000 shares of the Company’s common stock, $0.001 par value per share (“Buyer Stock”), of which 300,000 shares shall be deposited in escrow with the Company’s transfer agent, for delivery to Kreido or its designee(s) solely upon exercise of certain warrants issued by Kreido on or about January 12, 2007 and only to the extent required to meet its obligations under said warrants. Any escrowed Buyer Stock not delivered to Kreido or its designee on or before January 31, 2012 shall be returned to the Company to be cancelled and returned to the status of authorized and unissued capital stock. The Buyer Stock is subject to a lock-up for 360 days from the Closing Date and is entitled to piggyback registration rights. Some of the Buyer Stock not in escrow may be transferred by Kreido to satisfy is creditors’ claims, subject to the lock-up. The 300,000 shares of Buyer Stock held in escrow are subject to an irrevocable proxy granted by Kreido to the Company’s President and Chief Financial Officer enabling those officers to vote such shares at any meeting of the Company’s stockholders in such officer’s discretion.

E.  On the Closing Date, the Company will issue to Kreido a warrant to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $8.00 per share and having an expiration date five years after the Closing Date. The warrant provides for anti-dilution adjustment in limited circumstances and piggyback registration rights with respect to the underlying shares of common stock.

F.  On the Closing Date, the Company will assume certain contracts and related obligations of Kreido, as set forth in the Agreement.

Under the terms of the Agreement, each party agrees to indemnify the other party for breaches of any representation, warranty, covenant or agreement by such party. In addition, Kreido will indemnify the Company for: (i) any claim, suit or cause of action relating to any of the excluded liabilities (as such term is defined in the Agreement), whether occurring before or after the Closing Date; and (ii) any debts, liabilities and obligations of, and any violation of laws, rules, regulations or codes by, Kreido that exist on the Closing Date, or that arise after the Closing Date but which are based upon or arise from any act, transaction or circumstance, including any sale or provision of works, materials, products or services, which occurred or existed on or before the Closing Date, except with respect to the assumed contracts and assumed liabilities (as those terms are defined in the Agreement). The indemnification is subject to a $50,000 basket (which when met, the indemnified party can recover from the first dollar of damages suffered) and a maximum cap of $1,000,000, except for claims of fraud or intentional misrepresentation of a material fact which are not subject to the cap. Any indemnification payments will be made in shares of Four River’s common stock, with a share valued at $8.00 per share.

The Agreement contains typical representations and warranties by Kreido about its business, operations and financial condition, which must be true and correct in all material respects as of the signing of the Agreement and the Closing Date. The Agreement also contains certain conditions to closing typically found in an agreement of this nature, including the condition that Kreido receive the approval or consent of shareholders holding a majority of its issued and outstanding shares of common stock. The Agreement allows for the Company to, after the Closing Date, hire certain identified employees of Kreido as employees and/or consultants of the Company. If all the conditions to closing are satisfied, it is anticipated that the closing will occur sometime in March 2009.

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2008, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2008 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of October 31, 2008, the Company's internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework ..

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report on this Annual Report on Form 10-K. Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter ended October 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning the directors and executive officers of the Company as of December 31, 2008:

Name	Age	Position with Company
Gary Hudson	66	President, Chief Executive Officer and Director
Stephen Padgett	38	Vice President, Finance Director and Director
Martin Thorp	56	Chief Financial Officer and Director
John Nangle	53	Director

Gary Hudson has served as the President and Chief Executive Officer and a director of 4Rivers since March 2007.  From December 2005 to March 2007, Mr. Hudson was a Director of Cajun Engineers and Consultants International Inc., a company engaged in the business of providing consultancy services to the petrochemical and renewable energy sectors.  From July 2000 to December 2005, Mr. Hudson was the Project Director of GTL Resources Ltd., a U.K. company listed on the Alternative Investment Market, engaged in the business of developing natural gas to liquids methanol projects and grain based fuel grade bio-ethanol projects.

Stephen Padgett has served as the Vice President and Finance Director and a director of 4Rivers since March 2007. From May 2007 to present, Mr. Padgett has been the Finance Director of our wholly-owned subsidiary, The Four Rivers Bio-Ethanol Company Limited.  From April 2005 to April 2007, Mr. Padgett was Chief Executive Officer of Supporta plc, a U.K. company listed on the Alternative Investment Market, engaged in the business of providing professional and care services to the private and public sector in the U.K.  From January 2000 to March 2005, Mr. Padgett was employed by GTL Resources plc, a U.K. company listed on the Alternative Investment Market, engaged in the business of developing natural gas to liquids methanol projects and grain based fuel grade bio-ethanol projects.  During this period, Mr. Padgett performed the roles of Finance Manager, Finance Director and Chief Operating Officer.

Martin Thorp has served as the Chief Financial Officer and a director of 4Rivers since March 2007. In 2002, Mr. Thorp with several Andersen colleagues, established the ARM Partnership which provides financial and corporate finance solutions for mid-cap and private equity backed development businesses and of which he continues to be a principal. Prior to setting up the ARM Partnership, Mr. Thorp was employed at Arthur Andersen in London and New York and became a partner in 1985.  While at Arthur Andersen, Mr. Thorp was responsible for creating the London corporate finance practice in 1990 and was the global managing partner of Andersen Corporate Finance, based in New York and London.

John Nangle has served as a director of 4Rivers since March 2007. Mr. Nangle was appointed pursuant to the terms of the Series A Preferred Stock.  From January 2006 to present, Mr. Nangle has been a co-founder and director of Green Energy Partners Limited, a U.K. company engaged in the business of energy consulting specializing in gas, power and renewable energy.  From April 2004 to present, Mr. Nangle was also the co-founder and a director of The Green Renewable Energy Company, a company engaged in the business of developing biomass fuelled power generation plants.  From June 1996 to October 2002, Mr. Nangle was director of energy trading at Amerada Hess Gas. Also since December 1994, Mr. Nangle has been a director of Navan Consulting, a company providing consulting services primarily to energy companies. Prior to that, from March 1980 to September 1994, Mr. Nangle held a variety of roles within the BP Group.

There are two shares of issued and outstanding Series A Preferred Stock held by International Capital Partners, SA (“ICP”), the Company’s placement agent for the security offering consummated in December 2007.  ICP has maintained an advisory role since the December 2007 offering and participated in the private placement that was consummated in June 2008.  The preferred stock series entitles ICP to nominate or have appointed two directors to the Board of Directors (the “Series A Directors”) for two years ending December 4, 2009; but one of them is to be the Chief Financial Officer of the Company unless, he or she declines to so act, whereupon another Board member will be nominated by ICP.  The primary purpose of the Series A Preferred Stock is to enhance shareholder protection through the mechanism that action on certain matters by the Board of Directors requires the approval of the Series A Directors, including for things such as (i) acquiring other businesses, (ii) changes in the Articles of Incorporation and By-laws of the Company, (iii) issuance of capital stock of the Company, (iv) an increases in the compensation of any director, executive officer or other senior employee of the Company, (v) extraordinary expenditures by the Company, (vi) modification of the terms of the Acquisition Agreement and the terms of any lock up with officers and directors of the Company, (vii) the registration with the Securities and Exchange Commission of any securities for sale by officers and directors, (viii) declaring and paying dividends (ix) effecting a merger, consolidation or similar business combination, (x) any changes in the business of the Company, (xi) the issuance of shares of capital stock with rights senior to the Series A Preferred Stock, and (xii) approving related party transactions. In the event that the Series A Directors cannot agree on any matter that has been duly referred to them for a decision, it is to be referred to a majority vote the entire board. The Series A Preferred Stock terminates on the earlier to occur of December 4, 2009, and the date when the investors in the offering introduced by ICP hold less than 20% of the stock of the Company. The Series A directors currently are Martin Thorp, who is appointed by virtue of his role as Chief Financial Officer, and John Nangle, who was nominated by ICP.

There are no family relationships (whether by blood, marriage or adoption) between or among the above directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of Four Rivers’ equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, we believe all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2008 fiscal year.

Code of Ethics

We have adopted a code of ethics that applies to the members of our Board of Directors, our officers, including our principal executive officer and principal financial officer, and all of our other employees. A copy of our code of ethics is filed as an exhibit to a Report on Form 8-K, dated December 4, 2007.  Requests for copies of our code of ethics, which will be provided at no charge, should be sent in writing to P.O. Box 1056, Calvert City, Kentucky 42029, Attention: Secretary.

Audit Committee

The Company does not have any committees of the Board of Directors at this time. Currently the Board of Directors functions as an audit committee and performs some of the same functions as an audit committee, including the following: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors.  The Company is not a “listed company” under the rules of the Securities and Exchange Commission, and therefore, is not required to have an audit committee comprised of independent directors.  The Board of Directors has determined that its members include two persons, Messrs. Thorp and Padgett, who qualify as an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission.  The Board of Directors has determined further that the majority of its current board members are able to read and understand fundamental financial statements and have substantial business experience that results in the members’ financial sophistication.  Accordingly, the Board of Directors believes that its members collectively have sufficient knowledge and experience to fulfill the duties and obligations that an audit committee would have.  In the future, the Board of Directors plans to establish an audit committee and adopt an audit committee charter.

Item 11.

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by or awarded to, as applicable, our principal executive officer, principal financial officer and other executive officers during our fiscal years ended October 31, 2008 and 2007, such officers are referred to herein as the “named executive officers.”

Name	Fiscal Year	Salary($)	Bonus($)(4)	Equity Awards($)	Other Compensation($)	Total Compensation($)
Gary Hudson, Chief Executive Officer(1)	2008 2007	235,256 93,750	127,305 –	– –	– –	362,561 93,750
Stephen Padgett, Vice President(2)	2008 2007	232,000 90,000	102,729 –	– –	– –	334,729 90,000
Martin Thorp, Chief Financial Officer(3)	2008 2007	216,842 10,500	8,356 –	– –	– –	225,198 10,500

(1)   Mr. Hudson provided consultancy services through a private Limited Company, Cajun Engineers and Consultants International Inc., which he is an officer and majority shareholder.  The salary for the fiscal years ended October 31, 2008 and 2007 included $33,333 and $93,750 incurred under the terms of the agreement. Effective January 2008, Mr. Hudson became an employee of the Company.

(2)   Mr. Padgett provided consultancy services through a private Limited Company, P.C.F. Solutions Limited, which he is a director and majority shareholder. The salary for the fiscal years ended October 31, 2008 and 2007 included $36,800 and $90,000 incurred under the terms of this agreement.  Effective January 2008, Mr. Padgett became an employee of the Company.

(3)   The amounts reported are paid as a consulting fee to the ARM Partnership, of which Mr. Thorp is a principal, and the Company understands such fees are directed to Mr. Thorp.

(4)  On November 1, 2007 and prior to the consummation of the acquisition on December 4, 2007, the Board of Med-Tech Solutions, Inc. awarded a one-time discretionary bonus expense of $413,434 relating to exceptional performance by certain contractors and consultants to the Company for activity prior to the reverse merger transaction.  Of this bonus, $246,499 was reinvested in share capital by the recipients.

Compensation Discussion and Analysis

The compensation of our executive officers is designed to attract, as needed, individuals with the skills necessary for us to achieve our objectives, retain individuals who perform at or above our expectations and reward individuals fairly over time. As a development stage company, our requirements and objectives will change, sometimes quickly, in the course of a year, and therefore, our hiring and compensation plan will have to change to accommodate the needs of the Company at the time of hiring, and the competitive aspects of the market place. As a small company, we recognize that while we must pay salaries which help us to attract and retain talented executives who will help our company grow, we must do so within budgetary constraints.   Although we consider industry comparable figures, our compensatory decisions do not depend on them.  There were no benchmarks established or specifically considered in establishing compensation levels.  Additionally, because a number of our executives are residents of the United Kingdom, the expense of living in that country and the currency differentials between the United States dollar and the English pound are considered when determining the overall compensation. We do not have any formal written policies, specified targets, goals or conditions with regard to bonus and other discretionary compensation, in determining how specific forms of compensation are structured or implemented to reflect the individual performances and/or individual contributions to the specific items of the Company's performance.

Currently, the Company does not have a formal equity based compensation plan, which would provide for options, restricted stock and other equity awards.  The Board of Directors has considered adopting such a plan, but no action was taken during the 2008 fiscal year.

Our compensation during fiscal year 2008 consisted of a base salary and a cash bonus. Because we were in the early stages of developing our business plan and funding the company, as well as integrating the Company through its reverse merger process, the Board of Directors relied on cash compensation to remunerate its executives and staff, rather than develop various long terms compensation plans.  As such, the Board of Directors adopted a policy that the base salaries paid to our executive officers should reflect the individual responsibility and experience of the executive officer and the contribution that is expected from the executive officer. Base salaries are to be reviewed by the Board of Directors on an annual basis to satisfy these criteria, subject to any written agreements that the Company may develop and execute with an employee.  The president of the Company was instrumental in setting the compensation levels, based on his experience in the energy sector.  The Board of Directors considered his recommendations and evaluated the compensation amounts in approving the final determinations.  The Board of Directors adopted the principals set forth above for such compensation.

We intend to use equity grants to reward long-term performance and to ensure that our executive officers have a continuing stake in our long-term success, which grants will take into account the equity ownership stake the person has in the Company. Authority to make equity grants to our executive officers rests with our Board of Directors. In determining the size of the grant, the Board will consider the actual performance of the Company, the development and achievement of various objectives of the business plan as a company, and the individual’s performance within the achievement of the business plan benchmarks, the extent to which shares subject to previously granted awards are vested and the recommendations of our Chief Executive Officer and other members of senior management. As of October 31, 2008, our Board of Directors has not made any equity grants to our named executive officers.

During 2008, the Board of Directors have considered entering into formal written compensation agreements with several of the senior executives.  The terms of the agreements were not formalized until after the year end.  The terms of the agreements were developed in light of the above guidelines.  Additionally, subsequent to the year end, the Board of Directors granted warrants to several of its employees, including 450,000 warrants granted to Mr. Thorp, our Chief Financial Officer.

Director Compensation

The Company intends to develop a compensation plan for the outside directors, which may include cash remuneration, reimbursement of expenses and options or other grants of common stock, which will likely vest over a period of years and be exercisable for a substantial number of years after vesting.  The Company does not plan to compensate employee directors for attending meetings, but it does plan to reimburse them for their out-of-pocket expenses for attending meetings.  The Company does not yet have any policies for compensation of non-executive/employee directors.

Compensation Committee Interlocks and Insider Participation

The Company does not have any committees of the Board of Directors at this time. Currently the Board of Directors functions as a compensation committee and performs some of the same functions as a compensation committee. For a description of certain transactions between the Company and members of its Board of Directors since the beginning of the Company’s last fiscal year, see the section entitled “Item 13 – Certain Relationships and Related Transactions and Director Independence – Related Party Transactions.” Compensation Committee Report

Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Board has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Gary Hudson

Stephen Padgett

Martin Thorp

John Nangle

Employment Agreements

Gary Hudson

On February 2, 2009 we entered into an employment agreement with Gary Hudson, our President and Chief Executive Officer. The agreement ends on January 1, 2010, unless terminated earlier, and it is renewed for a one year period on January 1st of each year unless either party gives prior notice to the contrary.  Prior to that date, Mr. Hudson was paid an equivalent amount, as approved by the Board, although no formal contract existed at that time.  In consideration for his services, during the term Mr. Hudson is entitled to receive a base salary of $250,000 per year. If during the term of this agreement, the Company establishes an annual incentive bonus plan, Mr. Hudson shall be entitled to participate such a bonus plan, based on criteria to be established by our Board of Directors. While no such bonus plan exists at this time, it is anticipated that the amount of any bonus earned would be based upon the Company’s financial performance, Mr. Hudson’s contributions to the Company and such other factors as deem appropriate at such time by our Board of Directors.

If we terminate Mr. Hudson’s employment for any reason other than cause (as that term is defined in the agreement), Mr. Hudson will be entitled to receive:

●

any unpaid base salary earned prior to the termination date;

●

his base salary from the termination date to the then expiration date of the then term of this agreement;

●

the daily pro rata amount of his base salary for all accrued but unused vacation time as of the termination date; and

●

all unpaid benefits earned or vested as of the termination date under any incentive or deferred compensation plan or program of the Company and unreimbursed expenses incurred by Mr. Hudson in furtherance of the Company’s business.

This agreement also contains customary non-competition and confidentiality provisions.

Stephen Padgett

On February 2, 2009, we entered into an employment agreement with Stephen Padgett, our Vice President, Finance Director. The agreement ends on January 1, 2010, unless terminated earlier, and it is renewed for a one year period on January 1st of each year unless either party gives prior notice to the contrary.  Prior to that date, Mr. Padgett was paid an equivalent amount, as approved by the Board, although no formal contract existed at that timeIn consideration for his services, during the term Mr. Padgett is entitled to receive a base salary of $240,000 per year. If during the term of this agreement, the Company establishes an annual incentive bonus plan, Mr. Padgett shall be entitled to participate such a bonus plan, based on criteria to be established by our Board of Directors. While no such bonus plan exists at this time, it is anticipated that the amount of any bonus earned would be based upon the Company’s financial performance, Mr. Padgett’s contributions to the Company and such other factors as deem appropriate at such time by our Board of Directors.

If we terminate Mr. Padgett’s employment for any reason other than cause (as that term is defined in the agreement), Mr. Padgett will be entitled to receive:

●

any unpaid base salary earned prior to the termination date;

●

his base salary from the termination date to the then expiration date of the then term of this agreement;

●

the daily pro rata amount of his base salary for all accrued but unused vacation time as of the termination date; and

●

all unpaid benefits earned or vested as of the termination date under any incentive or deferred compensation plan or program of the Company and unreimbursed expenses incurred by Mr. Padgett in furtherance of the Company’s business.

This agreement also contains customary non-competition and confidentiality provisions.

Services Agreement

On February 2, 2009, we entered into a services agreement with The ARM Partnership, a partnership organized under the law of the United Kingdom  (“ARM”), , pursuant to which ARM shall make available Martin Thorp, our Chief Financial Officer, to provide certain services to the Company. Under the terms of the agreement, Mr. Thorp shall not be required to spend more than 4 days a week or 45 weeks a year (the “Time Commitment”) in providing services to the Company.

The agreement will terminate on January 1, 2010, unless extended for an additional one year period. In consideration for Mr. Thorp’s services, ARM is entitled to receive a monthly fee of $22,500, exclusive of taxes. In addition, ARM is entitled to receive a monthly sum of 1,750 British pounds (approximately $2,385) for the cost of ARM’s office space in London. Under the terms of the agreement, Mr. Thorp may receive warrants from the Company as further consideration for his services and to provide an incentive to Mr. Thorp. Accordingly, in November 2008, Mr. Thorp was granted warrants to purchase 450,000 shares of the Company’s common stock.

If we terminate the agreement for any reason other than cause (as that term is defined in the agreement), ARM will be entitled to receive:

●

any unpaid fees earned by Mr. Thorp prior to the termination date and any unreimbursed expenses;

●

an amount equal to the equivalent of the daily per diem rate multiplied by the number of excess days spent prior to the termination date over the number of days in the current annual period spent in excess of the Time Commitment; and

●

an amount equal to the monthly fee which would otherwise have been due from the termination date to the then expiration date of the then term, if the expiration date is after the termination date.

This agreement also contains customary non-competition and confidentiality provisions.

Indemnification Agreements

We have entered into indemnification agreements with each of Gary Hudson, Stephen Padgett, Martin Thorp, Jack Dunigan (an employee) and Kevin Alexander (a former employee). These agreements provide that the Company will indemnify such persons for certain actions taken against such persons by reason of their employment by the Company and reimburse them for their expenses of defense. The provision of indemnification by agreement is in addition to indemnity insurance taken out by the Company and the rights of indemnification provided under the Articles of Incorporation and the law of the State of Nevada.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the common stock beneficially owned as of February 10, 2009 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned (2)	Percentage Class Beneficially Owned(3)
Gary Hudson	668,371(4)	9.8%
Stephen Padgett	347,553(5)	5.1%
Martin Thorp	473,921(6)	6.4%
John Nangle	50,006(7)	*
Citco Global Custody NV Ref: Quasar (8)	443,590	6.5%
All Directors and Executive Officers as a Group (4 persons)	1,539,851	21.2%

*

Less than 1%

(1)

Except as otherwise indicated above, the address of each shareholder identified is c/o Four Rivers BioEnergy Inc., P.O. Box 1056, Calvert City, Kentucky 42029. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.

(2)

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

(3)

Based on a total of 6,804,689 shares of common stock issued and outstanding as of February 10, 2009.

(4)

Includes 501,270 shares held by Mr. Hudson, as trustee, for member of his family under a deed of trust.

(5)

Includes 116,789 shares held by Mr. Padgett, as trustee, for members of his family under a deed of trust.

(6)

Includes 450,000 shares of common stock that Mr. Thorp has the right to acquire under outstanding warrants exercisable within 7 years from the date of grant.

(7)

Shares owned of record by Glenelg Ltd., over which Mr. Nangle has dispositive and voting control.

(8)

Citco Global Custody NV Ref: Quasar is an investor. Derived from the public filings of Citco.

Item 13.

Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

The Company has contracted with P.C.F. Solutions Limited (“PCF”), a private Limited Company, of which Mr. Stephen Padgett, Executive Vice President, is a director and majority shareholder.  Under the terms of the agreement, PCF provide the Company with services of employees within PCF at agreed rates.  The Company incurred consulting services through PCF of Mr. Padgett and another outsourced consultant totaling $121,925 for the year ended October 31, 2008 and $110,800 for the period from March 9, 2007 (date of inception) through October 31, 2007.  Effective January 1, 2008, the Company entered into an employment agreement with Mr. Padgett.

The Company has contracted with The ARM Partnership (“ARM”), a private partnership company of which Mr. Martin Thorp, Chief Financial Officer, is a principal.  Under the terms of the agreement with ARM the services of other employees within ARM at agreed rates may be engaged.  The Company incurred consulting services through ARM of Mr. Thorp and Mr. Robert Galvin totaling $243,877 for the year ended October 31, 2008 and $0 for the period from March 9, 2007 (date of inception) through October 31, 2007.  Effective September 2008, the Company engaged Mr. Galvin as the Company’s Secretary.  All of their compensation is being paid through ARM.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, although not required as the standard for the Company as it is traded on the Over-the-Counter Market considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that John Nangle is an "independent director" as defined under the rules of The Nasdaq Stock Market

Item 14.

Principal Accountant Fees and Services

Principal Accountant Fees

The following table shows the aggregate fees billed for the audit and other services provided for the fiscal years ended October 31, 2008 and period from March 9, 2007 (date of inception) through October 31, 2007:

	October 31,
	2008	2007
Audit Fees	$66,878	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$66,878	$-

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of the quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.

Pre-Approval Policy

All of the audit and non-audit services performed by RBSM LLP in connection with billings rendered in fiscal years 2008 and 2007 were approved by our Board of Directors. Our Board of Directors has adopted a policy requiring pre-approval of all services (audit and non-audit) to be performed by RBSM LLP. In accordance with that policy, our Board of Directors may delegate to one of its members the approval of such services. In such cases, the items approved will be reported to the Board at its next scheduled meeting following such pre-approval.

PART IV

Item 15.

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
(4) Incorporated by reference to the Current Report filed on Form 8-K with the Securities and Exchange Commission on November 16, 2006.
(5) Incorporated by reference to the Current Report on Form 8-K with the Securities and Exchange Commission on March 26, 2007.
(6) Incorporated by reference to the Current Report on Form 8-K with the Securities and Exchange Commission on November 16, 2007.
(7) Incorporated by reference to the Current Report filed on Form 8-K with the Securities and Exchange Commission on December 11, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2009.

FOUR RIVERS BIOENERGY, INC.

By:	/s/ Gary Hudson
Gary Hudson, President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacities	Date

/s/ Gary Hudson	President, Chief Executive Officer (Principal Executive Officer) and Director	February 13, 2009
Gary Hudson

/s/ Stephen Padgett	Vice President and Director	February 13, 2009
Stephen Padgett

/s/ Martin Thorp	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	February 13, 2009
Martin Thorp

/s/ John Nangle	Director	February 13, 2009
John Nangle