Form 10-Q
period 2009-01-31
FOUR RIVERS BIOENERGY INC.
filed 2009-03-16
CIK 1312069

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-51574

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated Filer ☐    Non-accelerated filer  ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,004,689 shares of common stock, par value $.001 per share, outstanding as of March 11, 2009.

FOUR RIVERS BIOENERGY INC.

i

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

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FOUR RIVERS BIOENERGY INC.

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of January 31, 2009 (Unaudited) and October 31, 2008	F-1

Condensed Consolidated Statements of Operations for the three month periods ended January 31, 2009 and 2008 and for the period from March 9, 2007 (dated of inception) through January 31, 2009 (Unaudited)

F-2

Condensed Consolidated Statements of Stockholders’ Equity for period from March 9, 2007 (date of inception) through January 31, 2009 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the three month periods ended January 31, 2009 and 2008 and for the period from March 9, 2007 (date of inception) through January 31, 2009 (Unaudited)

F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 - F-22

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheet

	January 31,	October 31,
	2009	2008
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$13,294,737	$15,044,772
Restricted cash - in escrow (Note 15)	250,000	-
Note receivable (Note 15)	100,000	-
Prepaid expenses	285,063	470,711
Total Current assets	13,929,800	15,515,483

Plant under construction (Note 4)	1,410,408	1,476,278
Property and equipment (Note 5)	5,858,505	5,862,933

Total Assets	$21,198,713	$22,854,694

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,053,537	$1,037,511
Deferred consideration (Note 6)	600,000	600,000
Automobile loans (Note 8)	9,145	14,383
Total Current Liabilities	1,662,682	1,651,894

Commitment and contingencies (Note 9)	-	-

Stockholders' Equity (Note 10)
Preferred stock:
Authorized: 100,000,000 shares with par value of $0.001 per share issued and outstanding: 2 shares, as of January 31, 2009 and October 31, 2008	-	-
Common stock:
Authorized: 500,000,000 shares with par value of $0.001 per share issued and outstanding: 6,804,689 shares, as of January 31, 2009 and October 31, 2008	6,805	6,805
Additional paid in capital	27,834,379	26,430,096
Accumulated other comprehensive loss- foreign currency adjustment	(11,449)	(3,531)
Deficit accumulated during development stage	(8,293,704)	(5,230,570)
Total Stockholders' Equity	19,536,031	21,202,800

Total Liabilities and Stockholders' Equity	$21,198,713	$22,854,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended January 31,	For the Three Months Ended January 31,	For the Period from March 9, 2007 (date of inception) Through January 31,
	2009	2008	2009
Operating expenses
Professional fees	$239,260	$61,638	$890,008
Payroll and administrative expenses	1,802,100	1,897	2,720,106
Bank charges	2,840	677	7,227
Consulting expenses	917,608	862,223	3,706,443
Depreciation expense	4,427	3,009	23,563
Asset impairment loss	-	-	807,224
Farming costs	17,500	-	54,633
Office and sundry	19,802	10,355	80,721
Rent expense	25,549	6,400	55,249
Telephone and communications	5,132	2,922	27,249
Travel expense	88,112	97,741	749,220
Total operating expenses	(3,122,330)	(1,046,862)	(9,121,643)

Other income (expense):
Interest income	59,783	130,900	536,445
Interest	(586)	(819)	(5,220)
Forgiveness of debt	-	296,714	296,714
Total other income (expense)	59,196	426,795	827,939

Net loss before provision for income taxes	(3,063,134)	(620,067)	(8,293,704)

Income taxes (benefit)	-	-	-

Net loss	$(3,063,134)	$(620,067)	$(8,293,704)

Basic and diluted loss per share	$(0.45)	$(0.11)	$(1.48)

Weighted average number of basic and diluted common shares outstanding	6,804,689	5,865,765	5,601,314

Comprehensive loss:
Net loss	$(3,063,134)	$(620,067)	$(8,293,704)
Foreign currency translation	(7,918)	-	(11,449)
Comprehensive loss	$(3,071,052)	$(620,067)	$(8,305,153)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the Period from March 9, 2007 (date of inception) through January 31, 2009

						Deficit	Accumulated
						Accumulated	Other
	Preferred Stock		Common Stock		Additional	During the	Comprehensive	Total
	Number of		Number of		Paid In	Development	Income /	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Loss)	Equity
Balance at inception (March 9, 2007), adjusted for recapitalization	-	$-	5,629,716	$5,630	$(5,630)	$-	$-	$-

Shares issued for cash	-	-	1,197,029	1,197	1,998,803	-	-	2,000,000

Net loss	-	-	-	-	-	(965,731)	-	(965,731)

Balance, October 31, 2007	-	-	6,826,745	6,827	1,993,173	(965,731)	-	1,034,269

Shares issued for services prior to reverse merger	-	-	1,197,030	1,197	245,303	-	-	246,500

Effect of reverse merger and assumption of liabilities	-	-	-	-	(270,185)	-	-	(270,185)

Shares issued for cash in December 2007 at $13.77 per share, net	-		1,657,881	1,658	22,827,364	-	-	22,829,022

Shares issued for fees in December 2007	2	-	-	-	-	-	-	-

Shares returned for cancellation in December 2007	-	-	(3,008,028)	(3,008)	3,008	-	-	-

Shares issued for cash in July 2008 at $15.26 per share, net	-	-	131,061	131	1,631,433	-	-	1,631,564

Foreign currency translation adjustment	-	-	-	-	-	-	(3,531)	(3,531)

Net loss	-	-	-	-	-	(4,264,839)		(4,264,839)

Balance, October 31, 2008	2	$-	6,804,689	$6,805	$26,430,096	$(5,230,570)	$(3,531)	$21,202,800

Stock warrants issued for compensation	-	-	-	-	1,404,283	-	-	1,404,283

Foreign currency translation adjustment	-	-	-	-	-	-	(7,918)	(7,918)

Net loss	-	-	-	-	-	(3,063,134)		(3,063,134)

Balance, January 31, 2009	2	$-	6,804,689	$6,805	$27,834,379	$(8,293,704)	$(11,449)	$19,536,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended January 31,		For the Three Months Ended January 31,	For the Period from March 9, 2007 (date of inception) through January 31,
2009		2008	2009
Cash flows from operating activities
Net loss	$(3,063,134)	$(620,067)	$(8,293,704)
Adjustments to reconcile net loss to net cash used in operating activities
Asset impairment loss	-	-	807,224
Depreciation expense	4,428	3,009	23,564
Forgiveness of debt	-	(296,714)	(296,714)
Shares issued for services	-	246,500	246,500
Stock warrants issued for compensation	1,404,283	-	1,404,283
Reversal of capitalized cost and interest accruals - non-cash	71,605	-	71,605
Changes in operating assets and liabilities
Prepaid expenses	185,648	10,000	(285,063)
Accounts payable and accrued liabilities	16,026	146,163	1,038,537
Due to related parties	-	166,934	-
Net cash used in operating activities	(1,381,144)	(344,175)	(5,283,768)

Cash flows from investing activities
Purchase of property and equipment	-	(3,458,309)	(5,773,472)
Plant construction costs	(5,735)	(727,322)	(1,757,013)
Cash in escrow account	(250,000)		(250,000)
Cash acquired in reverse merger	-	51,544	51,544
Issuance of note receivable	(100,000)	-	(100,000)
Net cash used in investing activities	(355,735)	(4,134,087)	(7,828,941)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	-	22,829,022	26,460,586
Repayment of automobile loans	(5,238)	(4,904)	(31,676)
Repayment of directors loan	-	(10,015)	(10,015)
Net cash (used in) provided by financing activities	(5,238)	22,814,103	26,418,895

Effects of accumulated foreign exchange on cash	(7,918)	-	(11,449)

Net (decrease) increase in cash and cash equivalents	(1,750,035)	18,335,841	13,294,737

Cash and cash equivalents at beginning of period	15,044,772	492,271	-

Cash and cash equivalents at end of period	$13,294,737	$18,828,112	$13,294,737

Supplemental cash flow information
Interest paid	$(586)	$(819)	$(5,220)
Income taxes paid	$-	$-	$-

Non-cash financing and investing activity
Property and equipment purchased on credit and automobile loans	$(600,000)	$(600,000)	$(640,821)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

January 31, 2009 and 2008

Note 1 -

Nature of Operations and Going Concern

General

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of January 31, 2009 and the results of operations and cash flows for the three month periods ended January 31, 2009 and 2008 and for the period from March 9, 2007 (date of inception) through January 31, 2009. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three month period ended January 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending October 31, 2009.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended October 31, 2008, included in the Company’s annual report on Form10-K filed with the SEC on February 13, 2009.

The consolidated financial statements as October 31, 2008 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Nature of Operations

We were incorporated under the name Med-Tech Solutions, Inc. (which we refer to as MTSI) in the State of Nevada on May 28, 2004, and we changed the name on January 25, 2008 to Four Rivers BioEnergy Inc. (which we refer to as Four Rivers or the Company and as the context requires, includes its subsidiaries).  On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (which we refer to as 4Rivers), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  Pursuant to the Agreement, MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers.  4Rivers has a wholly-owned subsidiary incorporated in the United Kingdom, The Four Rivers BioEthanol Company Limited (“4Rivers UK”), which currently has no operations.  On December 4, 2007, as a condition of the acquisition, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock.  On July 30, 2008, the Company raised an additional $1,631,564, net of expenses, in a private placement of 131,061 shares of common stock.  As a further condition of the Agreement, the Company received 3,655,087 shares of common stock (647,059 shares were received in October 2007 and 3,008,028 shares were received during the first quarter ended January 31, 2008) for cancellation held by certain former stockholders and former management of  MTSI.  In addition, the former director agreed to waive his prior loans extended to the then MTSI amounting to $296,714. Upon consummation of the acquisition, 4Rivers and 4Rivers UK became the only two wholly-owned subsidiaries of the Company.

The Company is currently engaged primarily in the building of a network of logistically and technologically differentiated, profitable Bio-Energy plants across the United States, and potentially elsewhere.  The Company intends to achieve this objective through acquisition, expansion, improvement, consolidation and green field development of Bio-Energy plants.

Since the conclusion of the funding in December 2007, the Company has developed two primary elements of focus within its overall Bio-Energy strategy.  The Company, through its subsidiaries, plans to construct, own and manage a facility in Kentucky for the production of bio-ethanol and bio-diesel products and for the sale and distribution of such products and by-products (the “Kentucky Plant”). In addition, in view of the prevailing market conditions within the bio-energy industry, the Company is evaluating and intends to exploit the opportunities that may arise to acquire existing bio-energy facilities and related enterprises that are either overleveraged, not operating or operating inefficiently, incomplete or otherwise troubled.  The Company believes that with its internal expertise and know-how, it could complete, operate and/or improve those types of opportunities.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying unaudited consolidated financial statements, the Company has generated no revenue and has incurred recurring losses for the period from March 9, 2007 (date of inception) through January 31, 2009.  Additionally, the Company has negative cash flows from operations since date of inception and has an accumulated deficit of $8,293,704 at January 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Development stage company

The Company is considered to be in the Development Stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has generated no revenues to date and has incurred significant expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 9, 2007 (date of inception) through January 31, 2009, the Company has accumulated losses of $8,293,704.

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

Basic and diluted loss per share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive.  The diluted net loss per share for the three month period ended January 31, 2009 and from March 9, 2007 (date of inception) though January 31, 2009 do not reflect the effects of 625,000 shares potentially issuable upon the exercise of the Company’s stock warrants (calculated using the treasury method).

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in US bank institutions is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution.  Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £50,000 (approximately $75,000) at each institution.  At time, such amounts may exceed the FDIC and FSA limits. The uninsured cash bank balances were approximately $12,738,000 and $14,720,000 at October 31, 2008, respectively. The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

Stock-based compensation

The Company has adopted the fair value provisions of SFAS No. 123(R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

There were no employee stock options granted to and no employee stock purchases made by employees and directors during the period from March 9, 2007 (date of inception) through January 31, 2009. There were no unvested options outstanding as of the date of adoption of SFAS No. 123(R).  On November 19, 2008, the Company issued an aggregate of 625,000 warrants to certain officers, consultants and employees to purchase its common stock at $2.45 per share over the next seven years with immediate vesting and piggy back registration rights. The fair value, determined using the Black-Scholes Option Pricing Model, of the warrants of $1,404,283 was recorded as stock compensation expense for the three month period ended January 31, 2009.

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

Research and development

In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, the Company expenses all research and development costs as incurred.  As at January 31, 2009 and October 31, 2008, the Company had incurred no research and development costs.

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

From March 9, 2007 (date of inception) through January 31, 2009, the Company has recorded a total asset impairment loss of $807,224 to its operations. The asset impairment loss consist of an impairment loss of $532,224 on the land value resulting from the current economic environment and its widespread impact on land and property values in general. The impairment loss was based from an independent appraisal performed on the land. The remaining total asset impairment loss consist of the write-off of land options of $275,000 over specific land plots which have subsequently proven to be non-essential and allowed to lapse.  Both impairment charges were recorded in the year ended October 31, 2008.

Reclassifications

Certain amounts in prior year’s consolidated financial statements and the related notes have been reclassified to conform to current years presentation. These reclassifications have no effect on previously reported results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. This statement had no impact on the Company’s consolidated financial position, results of operations or cash flows.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2"), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the fiscal years beginning after November 15, 2008.   We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. This statement had no impact on the Company's consolidated financial position, results of operations or cash flows.

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

Note 3 -

Reverse Merger

On March 26, 2007, MTSI entered into an Acquisition Agreement (the “Agreement”) with 4Rivers and 4Rivers’ then shareholders whereby MTSI agreed to acquire the entire issued and outstanding shares of the common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers. Also on December 4, 2007, as a condition of the acquisition, the Company raised net proceeds of $22,829,022 through the issuance of 1,657,881 shares of its common stock through a private placement in connection with the acquisition. As a further condition of the Agreement, the Company received 3,655,087 shares of common stock (647,059 shares were received in October 2007 and 3,008,028 shares were received during the first quarter ended January 31, 2008) for cancellation held by certain stockholders and former management of  MTSI.  In addition, the former director agreed to waive his prior loans to MTSI amounting to $296,714. Upon consummation of the acquisition, 4Rivers and 4Rivers UK became the only two wholly-owned subsidiaries of the Company.  Subsequent to the completion of the reverse acquisition, the Company amended its article of incorporation and changed its name to Four Rivers BioEnergy Inc.

The acquisition is accounted for as a “reverse acquisition”, since the stockholders of 4Rivers owned a majority of the Company’s common stock immediately following the transaction and their management has assumed operational, management and governance control. The reverse acquisition transaction is recorded as a recapitalization of 4Rivers pursuant to which 4Rivers is treated as the surviving and continuing entity although the Company is the legal acquirer rather than a business combination.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical consolidated financial statements are those of 4Rivers and 4Rivers UK.

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

The Company has reversed the non-cash capitalized interest accruals of $71,605 in connection with certain land options over specific land plots which have proven to be non-essential and allowed to lapse in January 2009. Accordingly, such land option agreement has been terminated in January 2009 and land option price of $275,000 has been properly impaired at October 31, 2008.

Note 5 -

Property and Equipment

A breakdown of the Company’s main items of property and equipment are given in the table below:

	January 31, 2009	October 31, 2008
	(unaudited)
Land and improvements	$5,811,240	$6,343,434
Office equipment	22,697	22,697
Automobiles	48,132	48,132
	5,882,069	6,414,293
Asset impairment loss	-	(532,224)
Adjusted cost basis	$5,882,069	$5,882,069

Accumulated depreciation and amortization	(23,564)	(19,136)
Carrying value	$5,858,505	$5,862,933

Depreciation expense was $4,428 and $3,009 for the three month periods ended January 31, 2009 and 2008, respectively, and $23,564 for the period from March 9, 2007 (date of inception) through January 31, 2009.

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

Note 7 -

Related Party Transactions

The Company has contracted with P.C.F. Solutions Limited (“PCF”), a private Limited Company, of which Mr. Stephen Padgett, our Executive Vice President, is a director and majority shareholder. Under the terms of the agreement, PCF provides the Company with services of employees within PCF at agreed rates. The Company incurred consulting services through PCF totaling $56,875 and $40,000 for the three month periods ended January 31, 2009 and 2008, respectively. The Company has paid Mr. Padgett’s salary for the three month period ended January 31, 2009 directly.

The Company has contracted with The ARM Partnership (“ARM”), a private partnership company of which Mr. Martin Thorp, our Chief Financial Officer, is a principal.  Under the terms of the agreement ARM the services of other employees within ARM at agreed rates. The Company incurred consulting services through ARM Partnership totaling $108,000 and $22,500 for the three month periods ended January 31, 2009 and 2008, respectively. Effective September 2008, the Company engaged Mr. Robert Galvin as the Company’s Secretary. The compensation for such persons is being paid by the Company directly to ARM.

Note 8 -

Automobile Loans

The automobile loans comprise loans secured by certain automobiles, bearing interest at 7.9% per annum and are repayable by aggregate principal and interest payments of $1,908 per month commencing August 20, 2007 for a period of twenty four months.  The loans mature on July 20, 2009.

Note 9 -

Commitments and Contingencies

Lease commitments

The Company leases office facilities at 1637 Shar Cal Road, Calvert City, KY 42029 under a lease agreement covering 1,800 square feet of space at a cost of $2,100 per month.  The lease may be terminated with sixty days written notice being given by either party to the lease. The Company entered into an agreement for an additional 1,120 square feet of space commencing February 1, 2009 for a minimum period of six months at an additional cost of $1,120 per month. Total rent due under lease commitments effective February 1, 2009 is $3,220 per month.  Rent under lease commitments expense charged to operations amounted to $4,200 and $6,400 for the three month periods  ended January 31, 2009 and 2008, respectively, and $33,900 for the period from March 9, 2007 (date of inception) through January 31, 2009.

Employment agreements

The Company entered into employment agreements with certain officers and employees of the Company each for a term ranging from 12 to 24 months. Total annual base salaries under these agreements are $950,400; with notice periods severances ranging from 15 to 90 days under described conditions.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and a director. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $917,608 and $862,223 in fees to these individuals for the three month periods ended January 31, 2009 and 2008, respectively, and $3,706,443 for the period from March 9, 2007 (date of inception) through January 31, 2009, in a consulting role.

Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of January 31, 2009.

Note 10 - Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock of which two shares were issued and outstanding at January 31, 2009 (“Series A Preferred”).

The two shares of issued and outstanding Series A Preferred Stock are held by International Capital Partners, SA (“ICP”), the Company’s placement agent for the security offering consummated in December 2007.  ICP has maintained an advisory role since the December 2007 offering and participated in the private placement that was consummated in July 2008.  The preferred stock series entitles ICP to nominate or have appointed two directors to the Board of Directors (the “Series A Directors”) for two years ending December 4, 2009; but one of them is to be the Chief Financial Officer of the Company unless, he or she declines to so act, whereupon another Board member will be nominated by ICP.  The primary purpose of the Series A Preferred Stock is to enhance shareholder protection through the mechanism that action on certain matters by the Board of Directors requires the approval of  the Series A Directors, including for things such as (i) acquiring other businesses, (ii) changes in the Articles of Incorporation and By-laws of the Company, (iii) issuance of capital stock of the Company, (iv) an increases in the compensation of any director, executive officer or other senior employee of the Company, (v) extraordinary expenditures by the Company, (vi) modification of the terms of the Acquisition Agreement and the terms of any lock up with officers and directors of the Company, (vii) the registration with the Securities and Exchange Commission of any securities for sale by officers and directors, (viii) declaring and paying dividends (ix) effecting a merger, consolidation or similar business combination, (x) any changes in the business of the Company, (xi) the issuance of shares of capital stock with rights senior to the Series A Preferred Stock, and (xii) approving related party transactions.  In the event that the Series A Directors cannot agree on any matter that has been duly referred to them for a decision, it is to be referred to a majority vote the entire board. The Series A Preferred Stock terminates on the earlier to occur of December 4, 2009, and the date when the investors in the offering introduced by ICP hold less than 20% of the stock of the Company.

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $.001 per share.  As of January 31, 2009 and October 31, 2008, there were 6,804,689 shares of common stock issued and outstanding.

On December 4, 2007, there were 5,631,610 shares of common stock issued and outstanding prior to the completion of the reverse acquisition. The Company issued 2,392,059 shares of common stock to acquire 4Rivers. Accordingly, as a recapitalization, 1,197,029 shares were allocated to shares issued for cash and 1,197,030 shares were allocated to shares issued for services prior to reverse merger from the total issuance of 2,392,059 shares. The Company received and cancelled 3,008,028 shares of common stock during the first quarter ended January 31, 2008 for shares cancellation held by certain stockholders and former management of MTSI.

On December 4, 2007, as a condition of the acquisition, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock.

On January 25, 2008, the Company obtained the approval of its shareholders to change the name of the Company to Four Rivers BioEnergy Inc. and effect a one-for-17 reverse stock split.  The Board of Directors filed the charter amendment on January 25, 2008 and the changes were effective on filing.  The OTC Bulletin Board effected for trading purposes the change on January 29, 2008.  As of that date, the common stock commenced trading under the symbol FRBE.OB. As a result of the reverse split, the aggregate number of outstanding shares was reduced from 113,449,883 shares to approximately 6,673,523 shares, subject to the issuance of additional shares to be issued to provide for the rounding up of fractional shares.  There were 6,673,628 shares issued and outstanding as a result of an additional 105 shares issued for rounding up of fractional shares.  All references in the consolidated financial statements and notes to financial statements to numbers of shares and share amounts have been retroactively restated to reflect the reverse split, unless explicitly stated otherwise.

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

At January 31, 2009, the Company has available for federal income tax purposes a net operating loss carry-forward of approximately $8,293,704 expiring in the year 2029, that may be used to offset future taxable income.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of January 31, 2009 and October 31, 2008 are as follows:

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the three month periods ended January 31, 2009 and 2008 as follows:

	January 31,
	2009	2008
Statutory federal income tax rate	34.00%	34.00%
Statutory state and local income tax rate (6%), net of federal benefit	3.96%	3.96%
Net operating losses and other tax benefits for which no current benefit is being realized	-37.96%	-37.96%
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	Three Month Periods ended January 31,		Inception (March 9, 2007) to January 31,
	2009	2008	2009
Net operating loss carry forward	$3,063,134	$620,067	$8,293,704
Deferred tax asset	1,163,000	235,000	3,148,000
Less: valuation allowance	$(1,163,000)	$(235,000)	$(3,148,000)
Net deferred tax asset	$-	$-	$-

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

Certain specific land plots have subsequently been proven to be non-essential, the options over them have been allowed to lapse. Costs incurred on acquiring options to purchase land that have not been exercised have been written off during fiscal year 2008 as assets impaired.

Note 13 – Income from farming activity

Management of the Company has considered various ways in which to maximize the return of assets held prior to the full development and operation of the ethanol plant. During fiscal 2008, the Company decided on farming a portion of its land held in Kentucky to grow soy bean.  In the three month period ended January 31, 2009, the Company received cash proceeds from the sale of a soy bean crop totaling $48,817. The income generated from the sale of the crop is not in the normal course of operations for the Company.  The Company has no intention to change its plan of operations, and views this farming activity as a strategic use of idle assets (prior to the plant being built).

Note 14 – Options and Warrants

Warrants

The following table summarizes the warrants outstanding and exercisable for the shares of the Company's common stock issued to certain officers, consultants and employees of the Company. These warrants were granted in connection with compensation incentives and possess all of the conditions for equity classification and therefore are classified as equity.

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.45	625,000	6.80	$ 2.45	625,000	$ 2.45
	625,000			625,000

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, November 1, 2007	-	$-
Issued	-	-
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at October 31, 2008	-	-
Issued	625,000	2.45
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at January 31, 2009	625,000	$2.45

On November 19, 2008, the Company issued an aggregate of 625,000 warrants to certain officers, consultants and employees to purchase its common stock at $2.45 per share over the next seven years with immediate vesting and piggy back registration rights. The fair value, determined using the Black-Scholes Option Pricing Model, of the warrants of $1,404,283 was recorded as stock compensation expense for the three month period ended January 31, 2009. The following assumptions were utilized: Dividend yield: -0-%, volatility: 127.77%; risk free rate: 2.64%; expected life: 7 years.

Note 15 – Acquisition of Kreido Assets

On January 28, 2009, the Company, entered into an asset purchase and other related agreements with Kreido Biofuels, Inc., a Nevada corporation (“Kreido”), to acquire identified assets owned by Kreido, including certain machinery and intellectual property rights relating to the STR technology developed by Kreido. The Company plans to commercialize the STR technology for the production of bio-diesel fuel and other by-products. The aggregate consideration to be paid by the Company consists of $2.8 million in cash, the assumption of $260,000 of Kreido’s liabilities, 1.2 million shares of the Company’s common stock and warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $8.00 per share.

The asset purchase agreement (the “Agreement”) includes the following material terms:

A.  Concurrent with the execution and delivery of the Agreement, the Company made a non-interest bearing loan to Kreido in an aggregate amount of $100,000 due on April 1, 2009, evidenced by a promissory note (the “Note”), the proceeds of which are to be used by Kreido to pay amounts owed to one of its creditors to facilitate removal of a lien on certain assets being purchased. The loan is secured by a lien on some of the assets to be acquired and subject to any prior liens. Upon consummation of this transaction (the “Closing Date”), the Note shall be cancelled and deemed paid in full.

B.  The Company deposited a portion of the purchase price in the aggregate amount of $250,000 into escrow (the “Escrow Deposit”) with The Bank of New York Mellon, as escrow agent. In the event that Kreido terminates the Agreement due to the Company’s failure to fulfill its obligations under the Agreement or the Company has been the cause of the failure to consummate the transactions contemplated by the Agreement, the Escrow Deposit shall be disbursed to Kreido. In the event that the Company terminates the Agreement due to Kreido’s failure to fulfill its obligations under the Agreement or Kreido has been the cause of the failure to consummate the transactions contemplated by the Agreement, the Escrow Deposit shall be disbursed to the Company. In the event of a mutual termination of the Agreement by the parties, 50% of the Escrow Deposit shall be disbursed to the Company and 50% of the Escrow Deposit shall be disbursed to Kreido.

Note 16 – Subsequent Events

Acquisition of Kreido Assets

On March 5, 2009, the Company consummated the transactions contemplated by its previously disclosed Asset Purchase Agreement, dated as of January 28, 2009, with Kreido. The aggregate consideration paid by the Company consisted of $2,792,000 in cash, the assumption of certain of purchase orders and contracts, issued 1,200,000 shares of the Company’s common stock and a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $8.00 per share with an expiration date of March 5, 2014. The warrant provides for anti-dilution adjustment in limited circumstances and piggyback registration rights with respect to the underlying shares of common stock.

Of the 1,200,000 shares issued, 300,000 shares will be held in escrow solely to cover the exercise of certain Kreido warrants that are exercisable until January 12, 2012, which if not exercised will cause the shares to be returned to the Company.

The common stock and warrants (including the underlying shares) are subject to a 360 day holding requirement, after which the shares may be sold or distributed.

Employment Related Agreements

During February 2009, the Company entered into various employment related agreements with its directors and officers, in line with compensation arrangements with the Board of MedTech Solutions Inc, prior to the acquisition transaction consummated on December 4, 2007, as disclosed at that time.

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

ARM Partnership

On February 2, 2009, we entered into a services agreement with The ARM Partnership, a partnership organized under the law of the United Kingdom  (“ARM”), pursuant to which ARM shall make available Martin Thorp, our Chief Financial Officer, to provide certain services to the Company. Under the terms of the agreement, Mr. Thorp shall not be required to spend more than 4 days a week or 45 weeks a year (the “Time Commitment”) in providing services to the Company.

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

PCF Solutions

We have entered into a services agreement with PCF Solutions Limited, a limited liability company organized under the laws of the United Kingdom (“PCF”), effective as of February 1, 2009, pursuant to which PCF shall make available Stephen Padgett, an executive officer and director of the Company, to provide certain services to the Company. Under the terms of the agreement, Mr. Padgett will not be required to spend more than 3 days a week for 45 weeks in any one year (the “Time Commitment”) in providing services to the Company.  Mr. Padgett has agreed to an inclusion in the agreement which requires him to prioritize his time to the Company and increase it for a period, as required, thus, as and when required the Company will continue to have access to Mr. Padgett’s time as required.

The agreement will terminate on January 1, 2010, unless extended for an additional one year period. Under the terms of the agreement, PCF is entitled to receive a monthly fee of $20,000 for Mr. Padgett’s services as an executive officer and $3,500 for Mr. Padgett’s services as a director, exclusive of taxes. In addition, PCF is entitled to receive a monthly sum of $1,500 to offset the cost of PCF’s office space in England.

If we terminate the agreement for any reason other than cause (as that term is defined in the agreement), PCF will be entitled to receive:

●

any unpaid fees earned by Mr. Padgett prior to the termination date and any unreimbursed expenses;

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

Mr. Padgett’s previously disclosed employment agreement with the Company has been replaced by this agreement and is now null and void.

Calvert City Office

During January 2009, the Marshall County region of Kentucky was declared a national disaster zone following an unprecedented and severe ice storm lasting several days, followed by a period of extreme weather. Our Calvert City office situated in the region was severely damaged with power only recently being restored.  Consequently, the office is currently closed pending reparations and refurbishment which is due to commence during March 2009.  In the interim period a temporary office has been established in Paducah. The Calvert City office has been visited and all hardware items and the Company’s books and records stored there have been accounted for and retrieved with no loss or damage.  Under the original terms of the lease, the lessor is organizing for rebuilding works and the Company does not believe that it will incur any significant costs in restoring the office to full functionality.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.

Overview

We were originally incorporated under the name Med-Tech Solutions, Inc. (which we refer to as MTSI) in the State of Nevada on May 28, 2004, and we changed the name on January 25, 2008 to Four Rivers BioEnergy Inc. (which we refer to as Four Rivers or the Company and as the context requires, includes its subsidiaries).  On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (which we refer to as 4Rivers), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  As a further condition of the Agreement, the Company received 3,655,087 shares of common stock (647,059 shares were received in October 2007 and 3,008,028 shares were  received during the first quarter ended January 31, 2008) for cancellation held by certain stockholders and former management of  MTSI.  In addition, the former director agreed to waive his prior loans extended to the then MTSI amounting to $296,714.  Upon consummation of the acquisition, 4Rivers and 4Rivers UK became the only two wholly-owned subsidiaries of the Company.

Pursuant to the Agreement, MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers.  4Rivers had a wholly owned subsidiary incorporated in the United Kingdom, The Four Rivers BioEthanol Company Limited (“4Rivers UK”), which currently has no operations.

On December 4, 2007, as a condition of the acquisition, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock.  On July 30, 2008, the Company raised an additional $1,631,564, net of expenses, in a private placement of 131,061 shares of common stock.

The acquisition was accounted for as a “reverse acquisition”, since the stockholders of 4Rivers owned a majority of the Company’s common stock immediately following the transaction and their management has assumed operational, management and governance control. The reverse acquisition transaction is recorded as a recapitalization of 4Rivers pursuant to which 4Rivers is treated as the surviving and continuing entity although the Company is the legal acquirer rather than a business combination. The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical consolidated financial statements are those of 4Rivers and 4Rivers UK.

Four Rivers is engaged primarily in the building of a network of logistically and technologically differentiated BioEnergy plants across the United States, and potentially elsewhere.  Four Rivers intends to achieve this objective through acquisition, expansion, improvement, consolidation and green field development of Bioenergy plants.

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

Plan of Operations

Our business plan is to build, through acquisition, expansion, improvement, consolidation and green field development, as appropriate, a network of logistically and technologically differentiated BioEnergy plants across the United States and potentially elsewhere.

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

Kentucky Facility

The Company’s business plan continues to include the development of a multi-product Bio-fuel plant which is intended to be a differentiated 130 million gallon per year (“mgpy”) corn based dry mill fuel grade Bio-ethanol plant with front end fractionation, a 35 mgpy soy oil based Bio-diesel plant and the application of technologies such as anaerobic digestion systems to produce renewable energy.

The Company has been actively engaged in refining the configuration of the proposed Kentucky Project to incorporate the latest in available technology, and with the acquisition of Kreido assets as described below, we are now able to increase the size of our Bio-diesel plant in Kentucky to 50 mgpy.

The Company acquired via options exercised approximately 437 acres of land suitable for the development of the integrated bio-energy facility on a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky.  The aggregate consideration paid upon exercise of all of the exercised options for the approximate 437 acres was a total purchase price of approximately $6 million.

Although our land acquisition for the Kentucky Project is largely completed, we will consider additional acquisition of land adjacent to the plots we have or in close proximity to them.

Asset Acquisition

On March 5, 2009, the Company acquired identified assets of Kreido Biofuels, Inc., a Nevada corporation (“Kreido”), including certain equipment, materials and machinery and intellectual property rights relating to the STT® technology developed by Kreido. The aggregate consideration paid by the Company consisted of $2,792,000 in cash, the assumption of certain of purchase orders and contracts, 1,200,000 shares of the Company’s common stock and a warrant to purchase 200,000 shares of the Company’s common stock. The Company plans to commercialize the STT ® technology for the production of bio-diesel fuel and other products in the chemical and pharmaceutical industries.

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

Comparison of the three month periods ended January 31, 2009 and 2008 and for the period from March 9, 2007 (date of inception) through January 31, 2009

Results of Operations

We have incurred a net loss of $3,063,134 for the three month period ended January 31, 2009, which includes certain nonrecurring items including a fair value of warrants issued for compensation charge amounting to $1,404,283, which is a non-cash accounting entry and fees incurred and paid to International Capital Partners SA in consideration for marketing and preparation of the Company for finance raising activity amounting to $475,000.  This compares to a net loss of $620,067 for the three month period ended January 31, 2008.  We have incurred a net loss of $8,293,704 for the period from March 9, 2007 (date of inception) through January 31, 2009 and have not yet generated any revenues since inception that can support our operating expenses.  We anticipate that we will not generate any revenues until such time as we have entered into commercial production, of our planned bio-fuels business , if at all ..

Revenues

We have not generated any revenues for the period from March 9, 2007 (date of inception) through January 31, 2009.

Operating loss

The main components of the recorded operating loss during the three month periods ended January 31, 2009 and 2008, and for the period from March 9, 2007 (date of inception) through January 31, 2009 were as follows:

	Three month periods ended January 31,		For the Period from March 9, 2007 (date of inception) through January 31,
	2009	2008	2009
Consulting expenses (note 1)	$917,608	$862,223	$3,706,443
Payroll and administrative expenses (note 2)	$1,802,100	$1,897	$2,720,106
Professional Fees (note 3)	$239,260	$61,638	$890,008
Rent, office related, telecoms and miscellaneous (note 4)	$50,483	$19,677	$163,219
Travel, accommodation and subsistence expenses (note 5)	$88,112	$97,741	$749,220
Impairment on land and land options (note 6)	$0	$0	$807,224

(1)

Consulting expenses included contractors and consultants who were engaged in the management and development of the business and the Kentucky Project. In the three month period ended January 31, 2009, consulting expenses included a non-recurring amount of approximately $475,000 incurred and paid to International Capital Partners SA (“ICP”) in consideration for marketing and preparation of the Company for finance raising activity; thus the recurring element amounted to $442,608 (resulting in a total of $917,608). In the three month period ended January 31, 2008 consulting expenses amounted to $862,223. The apparent decrease in recurring consulting expenses between the three month period ended January 31, 2009 and January 31, 2008 of $419,615 arises mainly as a result of certain consultants becoming employees. For the period from March 9, 2007 (date of inception) through January 31, 2009, total consulting expense amounted to $3,706,443.

(2)

Payroll and administrative expenses amounted to $1,802,100 for the three month period ended January 31, 2009 as compared to $1,897 for the three month period ended January 31, 2008. In the three months period ended January 31, 2009 this amount included a non-recurring non-cash accounting charge expense item in respect of certain warrants issued to a director, an employee and certain consultants which amounted to $1,404,283. As explained in (1) above, during fiscal year ended October 31, 2008, certain individuals, previously consultants to the Company, became employees.

The following table provides a meaningful comparison of the main elements of consulting expenses and payroll and administrative expenses between the three month periods ended January 31, 2009 and 2008 and shows that the cost of  payroll and ongoing consultants related costs was $840,425 for the current period as compared to $864,120 for the prior period.

	Three month periods ended January 31,
	2009	2008
Payroll and Administrative Expenses (excluding warrant charge)	$397,817	$1,897
Consulting Fees (excluding payments to ICP)	$442,608	$862,223
Payments to ICP	$475,000	$-
Non-cash accounting charge for warrants issued	$1,404,283	$-

(3)

Professional fees increased to $239,260 for the three month period ended January 31, 2009 as compared to $61,638 for the three month period ended January 31, 2008, an increase of almost 290% or by $177,622.  This was mainly due to legal, audit and compliance related fees incurred as a new public entity as well as due to an overall growth in the development of the business and costs associated with advice in connection with planned potential merger and acquisition activity.  From March 9, 2007 (date of inception) through January 31, 2009 professional fees amounted to $890,008.

(4)

Rent, office related, telecoms and miscellaneous expenses amounted to $50,483 for the three month period ended January 31, 2009 as compared to $19,677 for the three month period ended January 31, 2008, an increase of 156% or by $30,806 due mainly to increased activity in the business. Total expenses for the period from March 9, 2007 (date of inception) through January 31, 2009 amounted to $163,219.

(5)

Travel expenses consisted of travel, accommodation and subsistence expenses and amounted to $88,112 for the three month period ended January 31, 2009 as compared to $97,741 for the three month period ended January 31, 2008, representing a decrease of approximately 10%. Total Travel expenses for the period from March 9, 2007 (date of inception) through January 31, 2009 amounted to $749,220.

(6)

During the three month periods ended January 31, 2009 and 2008, there were no impairments recorded.   During the period from March 9, 2007 (date of inception) through January 31, 2009, the Company incurred asset impairment expenses totaling $807,224 .. These asset impairment expenses consist of an impairment of $532,224 on the land value primarily due to the current economic environment and its widespread impact on land and property values in general. The impairment charge was based from an independent appraisal performed on our land, and the write-off of land options of $275,000 over specific land plots, which have proven to be non-essential and allowed to lapse.

The operating loss was offset partially by the interest income of $59,782 for the three month period ended January 31, 2009 compared to $130,900 for the three month period ended January 31, 2008 mainly due to higher cash balances held on deposit in the period ended  January 31, 2008.

During the three month period ended January 31, 2009, the Company made no significant purchases of property and equipment.  The Company made an adjustment to reverse the plant construction costs of $71,605 in respect of the capitalized interest accruals on land option lapsed in January 2009.

In comparison, during the three month period ended January 31, 2008, the Company made purchases of property and equipment amounting to $3,458,309, comprised almost entirely of land and a relatively insignificant amount of equipment, costing $2,858,309 in cash and $600,000 purchased on credit. The Company incurred plant construction costs of $5,735 for the three month period ended January 31, 2009 as compared to $727,322 for the three month period ended January 31, 2008 mainly comprised of early stage development and feasibility work and studies and initial payments made under contracts associated with the construction and financing of the proposed plant in prior period.  The reduced expenditure on land and plant construction can be explained by the Company’s land acquisition strategy now being largely completed, and the initial phase of the plant design having also been completed.

During the period from March 9, 2007 (date of inception) through January 31, 2009, the Company purchased property and equipment, comprised almost entirely of land, and a relatively insignificant amount of equipment, amounting in total to $6,414,293 ($5,773,472 in cash and $640,821 purchased on credits) and incurred plant construction costs of $1,757,013. These land purchases acquired on credit of $600,000 were financed by deferred consideration (which carries an option on the part of the vendor to call for settlement in shares of the Company, as further explained in the accompanying unaudited consolidated financial statements).  In addition, the Company financed its automobiles purchase with automobile loans amounting to $40,821.

Liquidity and Capital Resources

The Company will need substantial amounts of capital to implement its strategies.  Given the currently unsettled state of the capital markets and credit markets, there is no assurance that the Company will be able to sell any of its securities or raise the amount of capital that it seeks for acquisitions or for the proposed Kentucky Plant ..  Even if financing is available, it may not be on terms that are acceptable to the Company.  In addition, the Company does not have any determined sources for the full amount of funding required to implement its entire acquisition strategy or for the design, procurement, construction and commissioning of the proposed Kentucky Plant and any needed working capital. There is no assurance that any or all of the funding will be obtainable as desired or in full to build the Kentucky Plant. This is especially true in light of the lack of available capital as a result of the current global economic crisis.

If the Company is unable to raise the necessary capital at the times it requires such funding, it may have to materially change its business plan , including modifying the proposed plant , delaying implementation of aspects of the business plan or curtailing or abandoning its business plan. The Company is a speculative investment and investors may lose all of their investment.

Since inception, the Company has financed itself primarily by the sale of its equity securities. The Company raised $2,000,000 on March 26, 2007, $22,829,022 (net of issuance costs) on December 4, 2007, and $1,631,564 ( net of issuance costs) on July 30, 2008, by way of three separate private placements of shares of common stock. The total funds raised of $26,460,586 have been used principally as follows: (a) $5,773,472 to acquire land, property and equipment; (b) $1,757,013 on plant under construction, and (c) to fund the cost of operations.  At January 31, 2009, the Company had available cash balances of $13,294,737 which are held on interest bearing bank accounts. Subsequently, on March 5, 2009, the Company used $2,792,000 in cash in connection with the Kreido asset acquisition.

At January 31, 2009, cash was $13,294,737 and we had other current assets, which consist of prepaid expenses of $285,063 and current liabilities of $1,662,682, which consist of accounts payable and accrued expenses, deferred consideration and the current portion of the automobile loans. We attribute our net loss to having no revenues to sustain our operating costs as we are a development stage company.   At October 31, 2008, cash was $15,044,772, and we had prepaid expenses of $470,711 and current liabilities of $1,651,894.

Net Cash Used in Operating Activities

Cash utilized in operating activities was $1,381,144 for the three month period ended January 31, 2009, as compared to $344,175 for the three month period ended January 31, 2008.  Total cash utilized in operating activities was $5,283,768, from March 9, 2007 (date of inception) through January 31, 2009. The increase was primarily due to (a) legal and professional costs increasing by $177,622 as a result of becoming a public company and in connection with increased level of potential M&A activity; (b) a non-recurring expense and payment of $475,000 to International Capital Partners SA in consideration for marketing and preparation of the Company for finance activity; (c) a decrease of $71,118 in interest income; (d) a reversal in working capital balances of $121,000 and (d) the balance of $576,464 being used due to a general increase in activity.

Net Cash Used in Investing Activities

During the three month period ended January 31, 2009, the Company used net cash in investing activities of $355,735 primarily due to the $250,000 deposited into an escrow account and the issuance of the $100,000 non-interest bearing note receivable in connection with certain assets purchase from Kreido. During the same period ended January 31, 2008, the Company used net cash in investing activities of $4,134,087 principally used for purchasing property and equipment. During the period from March 9, 2007 (date of inception) through January 31, 2009, the Company used net cash in investing activities of $7,828,941.

Net Cash Provided by Financing Activities

During the three month period ended January 31, 2009, the Company did not receive any cash from financing activities as compared to cash received of $22,829,022 during the three month period ended January 31, 2008 as a result of the private placement completed on December 4, 2007. During the period from March 9, 2007 (date of inception) through January 31, 2009, the Company received net cash provided by financing activities of $26,460,586 from private placements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. Our ability to continue as a going concern will be determined by our ability to obtain additional funding or generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reverse Acquisition

The acquisition of 4Rivers was accounted for as a reverse merger or reverse acquisition whereby 4Rivers is identified as the acquiring entity for accounting purpose.  The reverse acquisition transaction is recorded as a recapitalization of 4Rivers pursuant to which 4Rivers is treated as the surviving and continuing entity although the Company is the legal acquirer rather than a business combination.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical consolidated financial statements are those of 4Rivers and 4Rivers UK.

Principles of Consolidation

The consolidated financial statements include the accounts of Four Rivers, 4Rivers, and The Four Rivers BioEthanol Company Limited. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue recognition

The Company has not yet generated any revenues to date.  It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” ("SAB No. 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB No. 101"). SAB No. 109 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Stock-Based Compensation

The Company has adopted the fair value provisions of SFAS No. 123(R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

There were no employee stock options granted to and no employee stock purchases made by employees and directors during the period from March 9, 2007 (date of inception) through January 31, 2008. There were no unvested options outstanding as of the date of adoption of SFAS No. 123(R). On November 19, 2008, the Company issued an aggregate of 625,000 warrants to certain officers, consultants and employees to purchase its common stock at $2.45 per share over the next seven years with immediate vesting and piggy back registration rights. The fair value, determined using the Black-Scholes Option Pricing Model, of the warrants of $1,404,283 was recorded as stock compensation expense for the three month period ended January 31, 2009.

We use the fair value method for equity instruments granted to non-employees (if any) and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. This statement had no impact on the Company’s consolidated financial position, results of operations or cash flows. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the fiscal years beginning after November 15, 2008.  We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159").  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. This statement had no impact on the Company's consolidated financial position, results of operations or cash flows.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, current exchange rates, commodity prices or other market factors. We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our current assets and liabilities. At January 31, 2009, we had cash and cash equivalents consisting of cash on hand and highly liquid money market and demand savings accounts with original terms to maturity of less than 90 days. We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our liquid investments to maturity.

Item 4.  Controls and Procedures.

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

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the dates of the financial statements reflected in this Form 10-Q, effective to ensure that the information required to be disclosed by us that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A.  Risk Factors.

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

PCF Solutions

We have entered into a services agreement with PCF Solutions Limited, a limited liability company organized under the laws of the United Kingdom (“PCF”), effective as of February 1, 2009, pursuant to which PCF shall make available Stephen Padgett, an executive officer and director of the Company, to provide certain services to the Company. Under the terms of the agreement, Mr. Padgett will not be required to spend more than 3 days a week for 45 weeks in any one year (the “Time Commitment”) in providing services to the Company.  Mr. Padgett has agreed to an inclusion in the agreement which requires him to prioritize his time to the Company and increase it for a period, as required, thus, as and when required the Company will continue to have access to Mr. Padgett’s time as required.

The agreement will terminate on January 1, 2010, unless extended for an additional one year period. Under the terms of the agreement, PCF is entitled to receive a monthly fee of $20,000 for Mr. Padgett’s services as an executive officer and $3,500 for Mr. Padgett’s services as a director, exclusive of taxes. In addition, PCF is entitled to receive a monthly sum of $1,500 to offset the cost of PCF’s office space in England.

If we terminate the agreement for any reason other than cause (as that term is defined in the agreement), PCF will be entitled to receive:

●

any unpaid fees earned by Mr. Padgett prior to the termination date and any unreimbursed expenses;

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

This agreement also contains customary non-competition and confidentiality provisions.

Mr. Padgett’s previously disclosed employment agreement with the Company has been replaced by this agreement and is now null and void.

Item 6. Exhibits.

Exhibit	Description
10.1	Employment Agreement with Gary Hudson

10.2	Services Agreement with PCF Solutions Limited

10.3	Services Agreement with The ARM Partnership

10.4	Warrant Agreement with Martin Thorp

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

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

FOUR RIVERS BIOENERGY INC.

Date: March 16, 2009	By:	/s/ Gary Hudson
Name: Gary Hudson Title: President and Chief Executive Officer

Date: March 16, 2009	By:	/s/ Martin Thorp
Name: Martin Thorp Title: Chief Financial Officer