Form 10-Q
period 2009-04-30
FOUR RIVERS BIOENERGY INC.
filed 2009-06-12
CIK 1312069

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Large accelerated filer ☐     Accelerated Filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,704,689 shares of common stock, par value $.001 per share, outstanding as of June 11, 2009.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FOUR RIVERS BIOENERGY INC.

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of April 30, 2009 (Unaudited) and October 31, 2008	2

Condensed Consolidated Statements of Operations for the three month and six month periods ended April 30, 2009 and 2008 and for the period from March 9, 2007 (dated of inception) through January 31, 2009 (Unaudited)	3

Condensed Consolidated Statements of Stockholders’ Equity for period from March 9, 2007 (date of inception) through April 30, 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six month periods ended April 30, 2009 and 2008 and for the period from March 9, 2007 (date of inception) through January 31, 2009 (Unaudited)	5 – 6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7 - 17

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$7,776,315	$15,044,772
Restricted cash - in escrow	330,025	-
Value added tax refunds receivable	69,926	-
Prepaid expenses and other current assets	45,252	470,711
Total current assets	8,221,518	15,515,483

Property and equipment	11,045,347	5,862,933

Plant under construction	1,485,112	1,476,278
Patents and other	728,713	-

Total Assets	$21,480,690	$22,854,694

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,247,105	$1,037,511
Deferred consideration	600,000	600,000
Automobile loans	3,908	14,383
Total current liabilities	1,851,013	1,651,894

Deferred credit on asset purchase	252,000	-

Commitment and contingencies	-	-

Stockholders' Equity
Preferred stock:
Authorized: 100,000,000 shares with par value of $0.001 per share issued and outstanding: 2 shares, as of April 30,2009 and October 31, 2008, respectively	-	-
Common stock:
Authorized: 500,000,000 shares with par value of $0.001 per share, issued 8,004,689 and 6,804,689 shares, respectively, outstanding 7,704,689 and 6,804,689 shares, respectively, as of April 30, 2009 and October 31, 2008	7,705	6,805
Additional paid in capital	29,183,897	26,430,096
Accumulated other comprehensive income (loss) - foreign currency adjustment	207,698	(3,531)
Deficit accumulated during the development stage	(10,021,623)	(5,230,570)
Total stockholders' equity	19,377,677	21,202,800

Total Liabilities and Stockholders' Equity	$21,480,690	$22,854,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,		For the Period from March 9, 2007 (date of inception) through April 30,
	2009	2008	2009	2008	2009

Operating expenses
Professional fees	$723,732	$19,025	$962,992	$48,765	$1,613,740
Payroll and administrative expenses	106,706	80,191	1,908,806	82,088	2,826,812
Bank charges	2,725	579	5,565	1,256	9,952
Consulting expenses	337,831	481,162	1,255,439	1,343,385	4,044,274
Depreciation expense	9,823	3,008	14,250	6,017	33,386
Asset impairment loss	-	-	-	-	807,224
Farming costs	-	-	17,500	-	54,633
Project costs	465,904	-	465,904	-	465,904
Office and sundry	37,059	2,933	56,861	13,288	117,780
Rent expense	32,173	6,300	57,722	12,700	87,422
Telephone and communications	11,014	4,427	16,146	7,349	38,263
Travel expense	126,732	459	214,845	98,200	875,952
Total operating expenses	(1,853,699)	(598,084)	(4,976,030)	(1,613,048)	(10,975,342)

Other income (expense)
Interest income	15,367	165,725	75,150	296,625	551,812
Interest expense	(572)	-	(1,158)	(819)	(5,792)
Gain on sale of assets	110,985	-	110,985	-	110,985
Forgiveness of debt	-	-	-	296,714	296,714
Total other income (expense)	125,780	165,725	184,977	592,520	953,719

Net loss before provision for income taxes	(1,727,919)	(432,359)	(4,791,053)	(1,020,528)	(10,021,623)

Income taxes (benefit)	-	-	-	-	-

Net loss	$(1,727,919)	$(432,359)	$(4,791,053)	$(1,020,528)	$(10,021,623)

Basic and diluted loss per share	$(0.23)	$(0.06)	$(0.68)	$(0.16)	$(1.73)

Weighted average number of basic and diluted common shares outstanding	7,370,981	6,673,628	7,083,142	6,265,258	5,802,464

Comprehensive loss:
Net loss	$(1,727,919)	$(432,359)	$(4,791,053)	$(1,020,528)	$(10,021,623)
Foreign currency translation	219,147	-	211,229	-	207,698
Comprehensive loss	$(1,508,772)	$(432,359)	$(4,579,824)	$(1,020,528)	$(9,813,925)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
For the Period from March 9, 2007 (date of inception) through April 30, 2009

						Deficit	Accumulated
						Accumulated	Other
	Preferred Stock		Common Stock		Additional	During the	Comprehensive	Total
	Number of		Number of		Paid In	Development	Income /	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Loss)	Equity

Balance at inception (March 9, 2007), adjusted for recapitalization	-	$-	5,629,716	$5,630	$(5,630)	$-	$	$-

Shares issued for cash	-	-	1,197,029	1,197	1,998,803	-	-	2,000,000

Net loss	-	-		-	-	(965,731)	-	(965,731)

Balance, October 31, 2007	-	-		6,827	1,993,173	(965,731)	-	1,034,269

Shares issued for services prior to reverse merger	-	-	1,197,030	1,197	245,303	-	-	246,500

Effect of reverse merger and assumption of liabilities	-	-	-	-	(270,185)	-	-	(270,185)

Shares issued for cash in December 2007 at $13.77 per share, net	-	-	1,657,881	1,658	22,827,364	-	-	22,829,022

Shares issued for fees in December 2007	2	-	-	-	-	-	-	-

Shares returned for cancellation in December 2007	-	-	(3,008,028)	(3,008)	3,008	-	-	-

Shares issued for cash in July 2008 at $15.26 per share, net	-	-	131,061	131	1,631,433	-	-	1,631,564

Foreign currency translation adjustment	-	-	-	-	-	-	(3,531)	(3,531)

Net loss	-	-	-	-	-	(4,264,839)		(4,264,839)

Balance, October 31, 2008	2	$-	6,804,689	$6,805	$26,430,096	$(5,230,570)	$(3,531)	$21,202,800

Stock warrants issued for compensation	-	-	-	-	1,404,283	-	-	1,404,283

Shares issued for asset acquisition March 5, 2009	-	-	900,000	900	755,100	-	-	756,000

Warrants issued for asset acquisition March 5, 2009	-	-	-	-	131,335	-	-	131,335

Stock warrants issued for services April 6, 2009	-	-	-		463,083		-	463,083

Foreign currency translation adjustment	-	-		-	-	-	211,229	211,229

Net loss	-	-	-	-	-	(4,791,053)		(4,791,053)

Balance, April 30, 2009	2	$-	7,704,689	$7,705	$29,183,897	$(10,021,623)	$207,698	$19,377,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended April 30,	For the Six Months Ended April 30,	For the Period from March 9, 2007 (date of inception) through April 30,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(4,791,053)	$(1,020,528)	$(10,021,623)
Adjustments to reconcile net loss to net cash used in operating activities
Asset impairment loss	-	-	807,224
Depreciation expense	14,250	6,017	33,386
Forgiveness of debt	-	(296,714)	(296,714)
Shares issued for services	-	246,500	246,500
Stock warrants issued for compensation	1,867,366	-	1,867,366
Reversal of capitalized cost and interest accruals - non-cash	71,605	-	71,605
Gain on sale of assets	(110,985)	-	(110,985)
Changes in operating assets and liabilities
Value added tax refunds receivable	(69,926)	-	(69,926)
Prepaid expenses and other current assets	275,459	(23,110)	(195,252)
Accounts payable and accrued liabilities	(57,015)	399,358	965,496
Due to related parties	-	166,934	-
Net cash used in operating activities	(2,800,299)	(521,543)	(6,702,923)

Cash flows from investing activities
Purchase of property and equipment and intangible assets	(4,269,433)	(4,979,025)	(10,042,905)
Plant construction costs	(80,439)	(1,524,569)	(1,831,717)
Proceeds from sale of assets	110,985	-	110,985
Cash in escrow	(330,025)	(3,199,432)	(330,025)
Cash acquired in reverse merger	-	51,544	51,544
Issuance of note receivable	(100,000)	-	(100,000)
Net cash used in investing activities	(4,668,912)	(9,651,482)	(12,142,118)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	-	22,829,022	26,460,586
Repayment of automobile loans	(10,475)	(10,627)	(36,913)
Repayment of directors loan	-	(10,015)	(10,015)
Net cash (used in) provided by financing activities	(10,475)	22,808,380	26,413,658

Effects of accumulated foreign exchange on cash	211,229	-	207,698
Net (decrease) increase in cash and cash equivalents	(7,268,457)	12,635,355	7,776,315

Cash and cash equivalents at beginning of period	15,044,772	492,271	-
Cash and cash equivalents at end of period	$7,776,315	$13,127,626	$7,776,315

Supplemental cash flow information
Interest paid	$1,158	$819	$5,792
Income taxes paid	$-	$-	$-

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Continued)	For the Six Months Ended April 30,	For the Six Months Ended April 30,	For the Period from March 9, 2007 (date of inception) through April 30,
	2009	2008	2009

Non-cash financing and investing activity
Property and equipment purchased on credit and automobile loans	$-	$-	$640,821
Issuance of common stock for property and equipment	$1,008,000	$-	$1,008,000
Issuance of warrants for property and equipment	$131,335	$-	$131,335
Liabilities assumed in purchase of property and equipment	$266,609	$-	$266,609
Loan receivable applied to asset purchase	$100,000	$-	$100,000
Prepaid expenses applied to asset purchase	$150,000	$-	$150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

April 30, 2009 and 2008

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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of April 30, 2009 and the results of operations and cash flows for the three and six month periods ended April 30, 2009 and 2008 and for the period from March 9, 2007 (date of inception) through April 30, 2009. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three and six month periods ended April 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending October 31, 2009.

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

Nature of Operations

We were incorporated under the name Med-Tech Solutions, Inc. (which we refer to as MTSI) in the State of Nevada on May 28, 2004, and we changed the name on January 25, 2008 to Four Rivers BioEnergy Inc. (which we refer to as Four Rivers or the Company and as the context requires, includes its subsidiaries).  On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (which we refer to as 4Rivers), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  Pursuant to the Agreement, MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MTSI’s common stock to the shareholders of 4Rivers.  4Rivers has a wholly-owned subsidiary incorporated in the United Kingdom, The Four Rivers BioEthanol Company Limited (“4Rivers UK”), which currently has no operations.  On December 4, 2007, as a condition of the acquisition, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock.  On July 30, 2008, the Company raised an additional $1,631,564, net of expenses, in a private placement of 131,061 shares of common stock.  As a further condition of the Agreement, the Company received 3,655,087 shares of common stock (647,059 shares were received in October 2007 and 3,008,028 shares were received during the first quarter ended January 31, 2008) for cancellation held by certain former stockholders and former management of  MTSI.  In addition, the former director agreed to waive his prior loans extended to the then MTSI amounting to $296,714. Upon consummation of the acquisition, 4Rivers and 4Rivers UK became the only two wholly-owned subsidiaries of the Company.

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

The Company has preserved much of the cash that it raised out of the financings described above, with expenditures being mainly focused on land purchases in Kentucky, development and design of the proposed Kentucky Plant, expenses related to financings, costs related to asset acquisitions, costs relating to potential future merger and acquisition activity and general overhead expenses. The Company will continue to explore different options to raise capital to provide maximum flexibility to enable it to execute against its strategies and to pursue a careful cash management strategy to maintain its flexibility.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying unaudited consolidated financial statements, the Company has generated no revenue and has incurred recurring losses for the period from March 9, 2007 (date of inception) through April 30, 2009.  Additionally, the Company has negative cash flows from operations since date of inception and has an accumulated deficit of $10,021,623 at April 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Development Stage Company

The Company is considered to be in the Development Stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has generated no revenues to date and has incurred significant expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 9, 2007 (date of inception) through April 30, 2009, the Company has accumulated losses of $10,021,623.

Principles of consolidation

The consolidated financial statements include the accounts of Four Rivers BioEnergy Inc., The Four Rivers BioEnergy Company Inc., The Four Rivers BioEthanol Company Limited and BF Group Holdings Limited.  All significant intercompany transactions and balances have been eliminated in consolidation.

Foreign currency translation

The Company’s functional and reporting currency is the United States Dollar.  The functional currency of the Company’s subsidiaries, The Four Rivers BioEthanol Company Limited and BF Group Holdings Limited is their local currency (Great British Pound – GBP). In accordance with SFAS No. 52, "Foreign Currency Translation," monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

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

Management is currently assessing the estimated useful lives of the assets acquired in the acquisitions described in Note 4 and depreciation will commence in the third quarter of fiscal 2009.

Intangible Assets

Intangible assets consist of patents, patent applications and trademarks. These patents and patent applications cover the intellectual property underlying our technology. The assets are recorded at cost. The intangible assets will be amortized on the straight line basis over their estimated useful lives. Management is assessing the estimated useful lives of the intangible assets acquired in the acquisitions described in Note 4 and amortization will commence in the third quarter of fiscal 2009.

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

Basic and diluted loss per share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive.  The diluted net loss per share for the six and three month periods ended April 30, 2009 do not reflect the effects of 1,025,000 shares potentially issuable upon the exercise of the Company’s stock warrants (calculated using the treasury method).

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in US bank institutions is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution.  Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £50,000 (approximately $75,000) at each institution.  At times, such amounts may exceed the FDIC and FSA limits. The aggregate uninsured cash bank balances were approximately $7,054,000 at April 30, 2009. The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

Reclassifications

Certain amounts in the prior year’s consolidated financial statements and the related notes have been reclassified to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Recent accounting pronouncements

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

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the third quarter of fiscal 2009, but does not believe this guidance will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the third quarter of fiscal 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in third quarter of fiscal 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Note 3 - Reverse Merger

On March 26, 2007, MTSI entered into an Acquisition Agreement (the “Agreement”) with 4Rivers and 4Rivers’ then shareholders whereby MTSI agreed to acquire the entire issued and outstanding shares of the common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MTSI’s common stock to the shareholders of 4Rivers. Also on December 4, 2007, as a condition of the acquisition, the Company raised net proceeds of $22,829,022 through the issuance of 1,657,881 shares of its common stock through a private placement in connection with the acquisition. As a further condition of the Agreement, the Company received 3,655,087 shares of common stock (647,059 shares were received in October 2007 and 3,008,028 shares were received during the first quarter ended January 31, 2008) for cancellation held by certain stockholders and former management of MTSI.  In addition, the former director agreed to waive his prior loans to MTSI amounting to $296,714. Upon consummation of the acquisition, 4Rivers and 4Rivers UK became the only two wholly-owned subsidiaries of the Company.  Subsequent to the completion of the reverse acquisition, the Company amended its article of incorporation and changed its name to Four Rivers BioEnergy Inc.

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

Note 4 – Asset Acquisitions

During the three month period ended April 30, 3009 the Company completed two asset acquisition transactions.

Acquisition of Kreido Assets

On January 28, 2009, the Company, entered into an asset purchase and other related agreements with Kreido Biofuels, Inc., a Nevada corporation (“Kreido”), to acquire identified assets owned by Kreido, including certain machinery and intellectual property rights relating to the STT® technology developed by Kreido. The Company plans to commercialize the STT® technology for the production of bio-diesel fuel and other by-products. The transaction closed on March 5, 2009.

The aggregate cost of the assets was $5,042,668. Consideration paid includes $2,792,000 in cash, the assumption of certain of purchase orders and contracts, issuance of 1,200,000 shares of the Company’s common stock (of which 300,000 shares are held in escrow as contingent consideration) and a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $8.00 per share with an expiration date of March 5, 2014. The warrant provides for anti-dilution adjustment in limited circumstances and piggyback registration rights with respect to the underlying shares of common stock.

The 300,000 escrowed shares will be held in escrow solely to cover the potential exercise of certain Kreido warrants that are exercisable by Kreido stockholders until January 12, 2012. If these warrants are not exercised the shares to be returned to the Company and cancelled.

The Company has estimated the allocation of the cost of the assets acquired as follows:

Plant and equipment	$4,313,955
Intangible assets (Patents)	728,713
$5,042,668

Upon completion of the valuation of the assets, the estimated allocation will be adjusted to the actual values.

The value of the 300,000 shares held in escrow has been recorded as a deferred credit on the balance sheet and will be classified as such until the contingency involving those shares has been resolved. If the shares are cancelled, then the deferred credit will be applied against the cost basis of the assets acquired.

Acquisition of Biodiesel Plant Assets

On April 6, 2009, the Company signed a series of related agreements for the acquisition of a biodiesel plant and other assets located near Blyth, Northumberland, in North East England. The acquisition of the plant and related assets is from the administrator under a “pre-packaged” acquisition out of insolvency.

The acquisition is of a completely constructed facility capable of producing approximately 35 million gallons per annum of biodiesel from a broad band of feedstocks, including waste cooking, other waste oils and virgin oils using technologies that are believed to be unique in the biodiesel industry. In addition, the acquisition includes 147 acres of land situated about two miles from a major slack water port facility at Blyth, Northumberland, England, security and office buildings, furniture and office equipment, and motor vehicles.

The asset acquisition has been made by the Company through a new holding company structure. The new holding company structure consists of a holding company, BF Group Holdings Limited, an English company (“BF Group”), and several subsidiaries to own the land in freehold and leasehold, plant, patents and intellectual property and other assets and to operate those assets, as appropriate, for greatest operational, financing, income and tax efficiency.  The Company has an 85% equity interest in BF Group.

The Company, BlueCrest Strategic Limited (“BlueCrest”), Elettra Sviluppo S.R.L. and BF Group have entered into a Subscription and Shareholders Agreement governing the Company’s acquisition of 85% of BF Group, the Company’s funding obligations and certain continuing relationships among all the equity owners of BF Group.  In addition to the other terms, the shareholders agreement provides for (i) drag along rights entitling the Company to sell the entire share capital of BF Group, (ii) tag along rights for the other equity owners to sell their 15% equity interest along with any sale by the Company, (iii) an option to the Company to acquire the 15% ownership interest not owned by the Company at any time for the lower of £75,000,000 (approximately US$110,000,000) or the fair market value if in connection with a disposal, (iv) a covenant that future capital provided by the Company will not dilute the 15% ownership interest of the other equity owners, (v) pre-emptive rights to the parties for participation in both equity and debt infusions into BF Group or its subsidiaries, and (vi) the creation of an employee incentive plan for BF Group that is non-dilutive to the 15% ownership interest.  BlueCrest also was issued a warrant (“Warrant”) to purchase up to 200,000 shares of common stock of the Company at $8.00 per share, expiring December 31, 2012, as compensation for various services in connection with the formation of the holding company structure and with the transaction. Under a put option agreement between the Company and BlueCrest, the latter will also have the right to put its 13.75% interest in BF Group to Four Rivers for $1,600,000. The put option is contingent on the exercise of the warrant by BlueCrest. Upon future exercise of the warrant by BlueCrest, the Company will record a liability for the put option.

The total cost of the acquisition of the biodiesel plant and other assets was $765,966, all of which is allocated to plant and equipment. Upon completion of the valuation of the assets, the estimated allocation will be adjusted to the actual values for land and depreciable assets.

Minority interest, representing the minority shareholders’ proportionate share of the equity of the Company’s subsidiary, BF Group Holdings Limited, is adjusted for the minority interest shareholders’ shares of the earnings or loss of BF Group Holdings Limited.  The minority interest was 15% and 0% at April 30, 2009 and October 31, 2008, respectively.  Losses applicable to the minority interest in BF Group Holdings Limited exceeded or approximate the minority interest in its equity capital.  Such excess and any further losses applicable to the minority interest will be charged against the Company’s consolidated deficit accumulated during the development stage, as there is no obligation of the minority shareholders to fund such losses.  Accordingly, the Company has not recorded a minority interest at April 30, 2009.  However, if future earnings do materialize prior to the adoption of SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”, which is effective on November 1, 2009, the Company’s consolidated deficit accumulated during the development stage would be credited to the extent of such losses previously absorbed.

Note 5 - Property and Equipment

A breakdown of the Company’s main items of property and equipment are given in the table below:

	April 30, 2009	October 31, 2008
	(unaudited)
Land and improvements	$5,811,240	$5,811,240
Plant and equipment	5,151,969	-
Office equipment	38,293	22,697
Automobiles	77,231	48,132
Cost basis	$11,078,733	$5,882,069
Accumulated depreciation and amortization	(33,386)	(19,136)
Carrying value	$11,045,347	$5,862,933

Note 6 - Related Party Transactions

The Company has contracted with P.C.F. Solutions Limited (“PCF”), a private Limited Company, of which Mr. Stephen Padgett, our Executive Vice President, is a director and majority shareholder. Under the terms of the agreement, PCF provides the Company with services of employees within PCF at agreed rates. The Company incurred consulting services through PCF totaling $139,875 and $nil for the three month periods ended April 30, 2009 and 2008, respectively, and $196,750 and $32,000 for the six month periods ended April 30, 2009 and 2008  respectively. The Company has paid Mr. Padgett’s salary for the six month period ended April 30, 2009 directly.

The Company has contracted with The ARM Partnership (“ARM”), a private partnership of which Mr. Martin Thorp, our Chief Financial Officer, is a principal.  Under the terms of the agreement ARM provides the Company with the services of other employees within ARM at agreed rates. The Company incurred consulting services through ARM Partnership totaling $108,000 and $45,000 for the three month periods ended April 30, 2009 and 2008, respectively and $216,000 and $59,500 for the six month periods ended April 30, 2009 and 2008, respectively. Effective September 2008, the Company engaged Mr. Robert Galvin, a partner of ARM, as the Company’s Secretary. The compensation for Messrs. Thorp and Galvin is being paid by the Company directly to ARM.

The Company has entered into consulting agreements with outside contractors who are also the Company’s stockholders and a director. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $337,831 and $481,162 in fees to these individuals for the three month periods ended April 30, 2009 and 2008, respectively, $1,255,439 and $1,343,385 for the six month periods ended April 30, 2009 and 2008, respectively, and $4,044,274 for the period from March 9, 2007 (date of inception) through April 30, 2009, in a consulting role.

Note 7 - Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of preferred stock of which two shares were issued and outstanding at April 30, 2009 (“Series A Preferred”).

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $.001 per share.  As of April 30, 2009 and October 31, 2008, there were 8,004,689 and 6,804,689 shares of common stock issued, respectively, of which 300,000 shares are held in escrow as contingent consideration for the acquisition of the Kreido assets that are not accounted for as outstanding at April 30, 2009. Accordingly, there are 7,704,689 and 6,804,689 shares of common stock outstanding at April 30, 2009 and October 31, 2008, respectively.

On March 5, 2009, the Company issued a total of 200,000 common stock warrants to Kreido as partial consideration for the asset acquisition described in Note 4. The warrants have an exercise price of $8.00 per share and expire if unexercised on March 5, 2014. The warrants vested upon issue. The warrants were valued at $131,335 using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.82%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 154%; and (4) an expected life of the options of 5 years.

On April 6, 2009, the Company granted a total of 200,000 common stock warrants to BlueCrest as compensation for various services in connection with the formation of the holding company structure and with the biodiesel plant transaction described in Note 4. The warrants have an exercise price of $8.00 per share and expire if unexercised on December 31, 2012. The warrants vested upon grant. We have recorded an expense of $463,083 related to the fair value of the options, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.37%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 157%; and (4) an expected life of the options of 3.75 years.

On November 19, 2008, the Company granted an aggregate of 625,000 warrants to certain officers, consultants and employees as compensation for service. The warrants have an exercise price of $2.45 per share and expire, if unexercised, on November 19, 2015. The warrants vested upon grant. We have recorded an expense of $1,404,283 related to the fair value of the options, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 2.64%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 128%; and (4) an expected life of the options of 7 years.

On December 4, 2007, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock.

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

Note 8 – Options and Warrants

Warrants

The following table summarizes the warrants outstanding and exercisable for the shares of the Company's common stock issued to certain officers, consultants and employees of the Company. These warrants possess all of the conditions required for equity classification and therefore are classified as equity.

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.45	625,000	6.56	$ 2.45	625,000	$ 2.45
$ 8.00	400,000	4.26	$ 8.00	400,000	$ 8.00
	1,025,000			1,025,000

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, November 1, 2007	-	$-
Issued	-	-
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at October 31, 2008	-	-
Issued	1,025,000	4.62
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at April 30, 2009	1,025,000	$4.62

Item 2. Management’s Discussion and Analysis or Plan of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in this report.

Overview

We were originally incorporated under the name Med-Tech Solutions, Inc. (which we refer to as MTSI) in the State of Nevada on May 28, 2004, and we changed the name on January 25, 2008 to Four Rivers BioEnergy Inc. (which we refer to as Four Rivers or the Company and as the context requires, includes its subsidiaries).  On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (which we refer to as 4Rivers), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  As a further condition of the Agreement, the Company received 3,655,087 shares of common stock (647,059 shares were received in October 2007 and 3,008,028 shares were received during the first quarter ended January 31, 2008) for cancellation held by certain stockholders and former management of MTSI.  In addition, the former director agreed to waive his prior loans extended to MTSI amounting to $296,714.  Upon consummation of the acquisition, 4Rivers and its wholly owned subsidiary, 4Rivers UK became the only two wholly-owned subsidiaries of the Company.

Pursuant to the Agreement, MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MTSI’s common stock to the shareholders of 4Rivers.  4Rivers had a wholly owned subsidiary incorporated in the United Kingdom, The Four Rivers BioEthanol Company Limited (“4Rivers UK”), which currently has no operations.

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

Four Rivers is engaged primarily in the building of a network of logistically and technologically differentiated BioEnergy plants across the United States, United Kingdom, and potentially elsewhere.  Four Rivers intends to achieve this objective through acquisition, expansion, improvement, consolidation and green field development of Bioenergy plants.

The Company has begun implementing plans to achieve the objective described above by prudently deploying some of the cash raised by way of private placement, together with new issues of its common stock and stock warrants to make certain carefully selected purchases of parcels of specialized plant and equipment and technology from financially distressed BioEnergy businesses at deep discounts to the cost of building and creating those assets.

The Company has also taken the opportunity to employ or enter into consulting agreements with key experts associated with those acquired specialized assets and technologies, who further deepen the skill base of the existing team of individuals within the Company.

The conversion of these acquired assets and technologies into profitable, revenue generating business operations, and the integration of acquired know-how, expertise and intellectual property across the Company’s initiatives is a central part of the management team’s ongoing activities.

The Company has identified, through a lengthy and intense period of acquisition search and industry networking, several other BioEnergy assets, technologies and businesses which are available to acquire at deep discounts for cash and/or equity and which, if acquired outright or in joint venture or partnership with others, would be relevant to the implementation of its overall BioEnergy strategy to achieve revenue generation, operating profitability, diversity and risk management. Several opportunities are currently being discussed and negotiated with the assets owners and the Company is simultaneously in discussion with potential financiers and joint venture partners to enable it to consummate such possible transactions. The twin activity of (a) the identification and negotiation of asset and/or business acquisitions and (b) the raising of finance to allow the Company to consummate such transactions is an ongoing and important tenet of the Company’s overall strategy.

In addition to the asset purchases referred to above, shortly after the reverse takeover transaction, the Company acquired approximately 437 acres of land suitable for the development of an integrated bio-energy facility.  The site is strategically and logistically important as a unique future site for building a next generation green fields BioEnergy plant.

The Company believes that the BioEnergy industry presents major opportunities and is well placed to capitalize on these opportunities with its strength in the depth and expertise of its management team and its increasing portfolio of acquired specialist assets, technologies and people.

Plan of Operation

During the three month period ended April 30 2009 the Company announced the completion of two separate asset purchase transactions.

Both of these transactions have brought to the Company unique capability in terms of additions to our existing team of expert people; acquired specialized assets capable, with our team’s know-how and expertise, of being converted and extended into complete operational plants for limited additional capital and unique technologies relevant to the BioEnergy industry and the Company’s overall strategy.

Both transactions involved the acquisition of certain assets and technologies at a deep discount to the sellers book value of these assets acquired and, in the opinion of management, to the replacement cost and value in the overall context of the Company’s overall strategy and objectives. In addition, the Company issued common stock and warrants as part of the overall consideration thereby reducing the cash outlay and preserving the Company’s limited cash reserves.

Asset Acquisition - Kreido

On March 5, 2009, the Company acquired certain assets of Kreido Biofuels, Inc., a Nevada corporation (“Kreido”), including certain equipment, materials and machinery and intellectual property rights relating to the STT® technology developed by Kreido. The aggregate consideration paid by the Company consisted of $2,792,000 in cash, the assumption of certain purchase orders and contracts, 1,200,000 shares of the Company’s common stock (of which 300,000 shares are held in escrow) and a warrant to purchase 200,000 shares of the Company’s common stock. The Company plans to commercialize the STT ® technology for the production of bio-diesel fuel and other products in the chemical and pharmaceutical industries.

The purchase price of the assets acquired from the sellers was $5,042,668, a discount of approximately $9 million from the carrying value of these assets.

Management plan to deploy these assets in several ways including:

1.

With respect to the STT® reactors, in particular those that were purchased in a preassembled state together with surrounding operational equipment, management is currently exploring a number of ways in which the assets can be put to use:

a.

Construct a biodiesel plant on the Kentucky land, where the additional costs required to build out the purchased reactors into an operating plant, is substantially less than the cost of building an equivalent new plant and the technological advantages of the STT® technology are expected to result in substantial operating efficiencies over a conventional biodiesel plant; and/or

b.

To introduce into other biodiesel plants, including the biodiesel plant acquired and described below to achieve substantial efficiency improvements in the biodiesel production process; and/or

c.

To sell, lease or otherwise partner with other biodiesel manufacturers to derive value through the use of the STT® reactors, know-how and technology.

The STT® technology has wide application outside the biodiesel area and the Company is currently exploring various opportunities and commercial arrangements, including possible licensing arrangements or technology sales, to derive value from such opportunities as a separate subsidiary revenue stream without distracting in any way from the Company’s core BioEnergy strategy.

Asset Acquisition – Biodiesel Plant

On April 6, 2009, the Company signed a series of related agreements for the acquisition of a biodiesel plant and other assets located near Blyth, Northumberland, in North East England. The acquisition of the plant and related assets was from the administrator under a “pre-packaged” acquisition out of insolvency working with the principal creditor and the administrator.  The acquisition was of a completely constructed facility capable of producing approximately 35 mgpy of biodiesel from a broad band of feedstocks, including waste cooking oils, other waste oils and virgin oils using technologies that are believed to be unique in the biodiesel industry. In addition, the acquisition included 147 acres of land situated about two miles from the port of Blyth, Northumberland, England, security and office buildings, furniture and office equipment, and motor vehicles.

The asset acquisition has been made by the Company through a new holding company structure. The new holding company structure consists of a holding company, BF Group Holdings Limited, an English company (“BF Group”), and several subsidiaries to own the land in freehold and leasehold, plant, patents and intellectual property and other assets and to operate those assets, as appropriate, for greatest operational, financing, income and tax efficiency.  The Company has an 85% equity interest in BF Group.

The purchase price of the assets acquired from the administrator under a “pre-packaged” acquisition out of insolvency was $765,966, a discount of approximately $24 million from the carrying value of these assets.

Management’s immediate plan for these assets is to invest expertise and limited cash to restart the biodiesel plant in phases and at the same time to commercialize the revenue and feedstock acquisition aspects around the regenerated plant so as to develop a differentiated revenue generating, profitable business.

There are several aspects of the acquired plant and know-how that differentiate it, particularly in terms of its ability to efficiently utilize a very wide range of feedstock’s, including waste oils. Management plans to exploit these differentiators to (a) build the acquired plant into a viable, differentiated business and (b) share the know-how across other potential acquisition targets if and when these arise to provide commercial advantages to them. Further, management intends to deploy aspects of the previously acquired STT® technology and assets to make further improvements at the planned UK biodiesel plant.  Finally, the asset purchase included, at no incremental cost, a substantial amount of redundant assets, including pipes, tanks and equipment capable of increasing the size of the biodiesel plant, and significant amounts of unused land potentially capable of being used for industrial purposes, all of which the Company will explore ways to use for value in due course.

The Company has now put the plant back into full operation.  To this end, the plant has been successful in obtaining certification to full EN14214 standard independent laboratory testing of bio-diesel, and the Company will now work towards preparing the plant for full scale production in line with its business plan.

Kentucky Facility

The Company’s business plan continues to include the development of a multi-product Bio-fuel plant which is intended to be a differentiated, 130 million gallon per year (“mgpy”) corn based dry mill fuel grade Bio-ethanol plant with front end fractionation, a 35 mgpy soy oil based Bio-diesel plant and the application of technologies such as anaerobic digestion systems to produce renewable energy.

The Company has been actively engaged in refining the configuration of the proposed Kentucky Project to incorporate the latest in available technology, and with the acquisition of the Kreido assets, as described above, we are now able to increase the size of our Bio-diesel plant in Kentucky to 50 mgpy.

The Company has acquired approximately 437 acres of land suitable for the development of the integrated bio-energy facility on a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky.  The aggregate consideration paid for the approximate 437 acres was a total purchase price of approximately $6 million.

Although our land acquisition for the Kentucky Project is largely completed, we will consider additional acquisition of land adjacent to the plots we have or in close proximity to them.

Future plans

We plan to deploy our management team’s combined industry, technical, merger and acquisition (“M&A”), restructuring and corporate finance expertise to target and acquire undervalued and/or distressed assets, provided that they are carefully selected and qualified, and then  apply our operational improvement plans to materially enhance the performance of those assets.  Our objective will be to create a large, profitable next generation BioEnergy business.  We believe that our strategy offers substantial opportunity to build capital value in the current climate, particularly given (a) the present opportunity to acquire undervalued and/or underperforming assets and improve them; and (b) the medium to longer term outlook for BioEnergy as an alternative form of energy supply and the relatively weak state of the market which is likely to lead to under supply in 2010.

The Company intends to exploit the inherent logistical and strategic advantages in the acquired land in Kentucky  in a number of ways including (a) as further explained above, the possible construction of a biodiesel plant utilizing the skid mounted STT® reactors acquired as part of the asset purchase transaction referred to above (b) testing, constructing and integrating other possible future acquired technologies in one large logistically advantaged site; and (c) building a green-field next generation BioEnergy facility in line with the original plans, as modified by acquired know-how and evolving technology, as and when the market conditions permit, potentially in stages.

To effect the planned M&A strategy in full, the Company requires substantial funds to acquire and develop these assets and it is currently working with advisers with a view to securing additional financing.  This may be made available through industry and/or financial partnerships and joint ventures, special purpose financing vehicles, structured acquisition finance arrangements, private placements of equity, debt and blended debt and equity instruments.  In addition, the Company anticipates that it may issue share and/or loan capital to vendors as a means of securing target acquisitions and to fund development. However, there can be no assurance that the Company will be able to obtain the funds necessary to implement this strategy.

Comparison of the three and six month periods ended April 30, 2009 and 2008 and for the period from March 9, 2007 (date of inception) through April 30 2009

Results of Operations

We have incurred a net loss of $1,727,919 and $4,791,053 for the three and six month periods ended April 30, 2009 respectively, which includes certain nonrecurring items including a fair value of warrants issued for compensation charge amounting to $463,083 and $1,867,366 which are non-cash accounting charges for the three and six month periods ended April 30, 2009, respectively.

This compares to a net loss of $432,359 and $1,020,528 for the three and six month periods ended April 30, 2008 respectively; and we have incurred a net loss of $10,021,623 for the period from March 9, 2007 (date of inception) through April 30, 2009.

Revenues

We have not generated any revenues for the period from March 9, 2007 (date of inception) through April 30, 2009.  We anticipate that we will not generate any revenues until such time as we have entered into commercial production of our planned bio-fuels business , if at all ..

Operating loss

The main components of the recorded operating loss during the three and six month periods ended April 30, 2009 compared to the three and six months ended April 30, 2008; and for the period from inception (March 9, 2007) to April 30, 2009 were as follows:

	Three month periods ended April 30,		Six month periods ended April 30,		For the Period from March 9, 2007 (date of inception) through to April 30,
	2009	2008	2009	2008	2009
Net loss	$1,727,919	$432,359	$4,791,053	$1,020,528	$10,021,623
Consulting expense (note 1)	$337,831	$481,162	$1,255,439	$1,343,385	$4,044,274
Payroll and administrative expenses (note 2)	$106,706	$80,191	$1,908,806	$82,088	$2,826,812
Professional fees (note 3)	$723,732	$19,025	$962,992	$48,765	$1,613,740
Rent, office related, telecoms and miscellaneous (note 4)	$80,246	$13,660	$130,729	$33,337	$243,465
Travel, accommodation and subsistence expenses (note 5)	$126,732	$459	$214,845	$98,200	$875,952
Impairment on land and land options (note 6)	$-	$-	$-	$-	$807,224
Project costs (note 7)	$465,904	$-	$465,904	$-	$465,904

(1)

Consulting expenses included contractors and consultants who were engaged in the management and development of the business and the Kentucky Project. In the six month period ended April 30, 2009, consulting expenses included a non-recurring amount of approximately $475,000 incurred and paid to International Capital Partners SA (“ICP”) in consideration for marketing and preparation of the Company for finance raising activity.  The apparent decrease in recurring consulting expenses between the three and six month periods ended April 30, 2009 and 2008 of $143,331 and $87,946 respectively, arises mainly as a result of certain consultants becoming employees as at January 31, 2008. For the period from March 9, 2007 (date of inception) through April 30, 2009, total consulting expense amounted to $4,044,274.

(2)

Payroll and administrative expenses amounted to $106,706 and $1,908,806 for the three and six month periods ended April 30, 2009 as compared to $80,191and $82,088 for the three and six month periods ended April 30, 2008. In the six month period ended April 30, 2009 these expenses included a non-recurring non-cash accounting charge expense item in respect of certain warrants issued to a director, an employee and certain consultants which amounted to $1,404,283. As explained in (1) above, during fiscal year ended October 31, 2008, certain individuals, previously consultants to the Company, became employees.

(3)

Professional fees increased to $723,732 and $962,992 for the three and six month periods ended April 30, 2009 respectively, as compared to $19,025 and $48,765 for the three and six month periods ended April 30, 2008 respectively, an increase of $704,707 and $914,227, respectively.  This was mainly due to increased legal, audit and compliance related fees incurred in line with the Company being a public entity, increased M&A activity, as well as due to an overall growth in the development of the business. From March 9, 2007 (date of inception) through April 30, 2009 professional fees amounted to $1,613,740.

(4)

Rent, office related, telecoms and miscellaneous expenses increased to $80,246 and $130,729 for the three and six month periods ended April 30, 2009 respectively as compared to $13,660 and $33,337 for the three and six month periods ended April 30, 2008 respectively, an increase of $66,586 and $97,392, respectively.  This was due mainly to increased activity in the business. Total expenses for the period from March 9, 2007 (date of inception) through April 30, 2009 amounted to $243,465.

(5)

Travel expenses consisted of travel, accommodation and subsistence expenses and increased to $126,732 and $214,845 for the three and six month periods ended April 30, 2009, respectively as compared to $459 and $98,200 for the three and six month periods ended April 30, 2008, respectively. Total travel expenses for the period from March 9, 2007 (date of inception) through April 30, 2009 amounted to $875,952.

(6)

During the three and six month periods ended April 30, 2009 and 2008, there were no impairments recorded.   During the period from March 9, 2007 (date of inception) through April 30, 2009, the Company incurred asset impairment expenses totaling $807,224 .. These asset impairment expenses consist of an impairment of $532,224 on the land value primarily due to the current economic environment and its widespread impact on land and property values in general. The impairment charge was based from an independent appraisal performed on our land, and the write-off of land options of $275,000 over specific land plots, which have proven to be non-essential and allowed to lapse.

(7)

Project costs relate to expenditure subsequent to the acquisition of the two asset acquisitions made during the three month period ended April 30, 2009.  These costs include direct wage and consulting fees, rent, insurance, travel, accommodation and subsistence expenses, utilities, effluent and site costs which have been incurred whilst the Company prepares the assets to be put into production.  These costs have been classified as project costs for management tracking purposes. Management will review the detail of these project costs and will reclassify these operating expenses where applicable for future reporting.  The reclassifications, if any will have no effect on current and previously reported results of operations or loss per share.

The operating loss was offset partially by the interest income of $15,367 and $75,150 for the three and six month periods ended April 30, 2009 compared to $165,725 and $296,625 for the three and six month periods ended April 30, 2008 respectively, mainly due to higher cash balances held on deposit in the period ended April 30, 2008.

During the six month period ended April 30, 2009, the Company made significant cash expenditures for property and equipment amounting to $3,540,720 comprised mainly of plant and machinery.  In addition the Company purchased intangible assets amounting to $728,713 in the six month period ended April 30, 2009.

In comparison, during the six month period ended April 30, 2008, the Company made purchases of property and equipment amounting to $5,579,025, comprised almost entirely of land and a relatively insignificant amount of equipment, costing $4,979,025 in cash and $600,000 purchased on credit.

The Company incurred plant construction costs of $80,439 and $1,524,569 for the six month periods ended April 30, 2009 and 2008, respectively, mainly comprised of early stage development and feasibility work and studies and initial payments made under contracts associated with the construction and financing of the proposed plant in prior period.  The reduced expenditure on land and plant construction can be explained by the Company’s land acquisition strategy now being largely completed, and the initial phase of the plant design having also been completed.

During the period from March 9, 2007 (date of inception) through April 30, 2009, the Company purchased property and equipment, comprised of land amounting to $6,343,465, ($5,743,465 in cash and $600,000 purchased on credits).  These land purchases acquired on credit of $600,000 were financed by deferred consideration (which carries an option on the part of the vendor to call for settlement in shares of the Company, as further explained in the accompanying unaudited consolidated financial statements).  The Company also acquired plant, machinery and automobiles amounting to $4,299,440.   During the same period, the Company incurred plant construction costs of $1,831,717.  In addition, the Company financed its automobiles purchase with automobile loans amounting to $40,821.

Liquidity and Capital Resources

The Company will need substantial amounts of capital to implement its strategies.  Given the currently unsettled state of the capital markets and credit markets, there is no assurance that the Company will be able to sell any of its securities or raise the amount of capital that it seeks for acquisitions or for the proposed Kentucky Plant and the planned UK biodiesel plant.  Even if financing is available, it may not be on terms that are acceptable to the Company.  In addition, the Company does not have any determined sources for the full amount of funding required to implement its entire acquisition strategy or for the design, procurement, construction and commissioning of the proposed Kentucky Plant and the planned UK biodiesel plant and any needed working capital. There is no assurance that any or all of the funding will be obtainable as desired or in full to build the Kentucky Plant and the planned UK biodiesel plant. This is especially true in light of the lack of available capital as a result of the current global economic crisis.

If the Company is unable to raise the necessary capital at the times it requires such funding, it may have to materially change its business plan, including modifying the proposed plant, delaying implementation of aspects of the business plan or curtailing or abandoning its business plan. The Company is a speculative investment and investors may lose all of their investment.

Since inception, the Company has financed itself primarily by the sale of its equity securities. The Company raised $2,000,000 on March 26, 2007, $22,829,022 (net of issuance costs) on December 4, 2007, and $1,631,564 (net of issuance costs) on July 30, 2008, by way of three separate private placements of shares of common stock. The total funds raised of $26,460,586 have been used principally as follows: (a) $10,042,905 to acquire land, plant property and equipment; (b) $1,831,717 on plant under construction, and (c) to fund the cost of operations.  At April 30, 2009, the Company had available cash balances of $7,776,315 which are held in interest bearing bank accounts.

At April 30, 2009, cash was $7,776,315 and we had other current assets of $445,203, which consists of restricted cash of $330,025 held in an escrow account and other current assets of $115,178, and current liabilities of $1,851,013, which consist of accounts payable and accrued expenses, deferred consideration and the current portion of the automobile loans. We attribute our net loss to having no revenues to sustain our operating costs as we are a development stage company.   At October 31, 2008, our fiscal year end, cash was $15,044,772, and we had prepaid expenses of $470,711 and current liabilities of $1,651,894.

Net Cash Used in Operating Activities

Cash utilized in operating activities was $2,800,299 for the six month period ended April 30, 2009, as compared to $521,543 for the six month period ended April 30, 2008.  The increase was primarily due to (a) legal and professional costs increasing by $914,227 as a result of being a public company and in connection with increased level of M&A activity; (b) a non-recurring expense and payment of $475,000 to International Capital Partners SA in consideration for marketing and preparation of the Company for finance activity; (c) a decrease of $221,475 in interest income (due to decreased interest bearing balances); and (d) the balance of $668,054 being used due to a general increase in activity. Total cash utilized in operating activities was $6,702,923, from March 9, 2007 (date of inception) through April 30, 2009.

Net Cash Used in Investing Activities

During the six month period ended April 30, 2009, the Company used net cash in investing activities of $4,668,912 primarily used for the purchase of certain assets amounting to $4,269,433. During the same period ended April 30, 2008, the Company used net cash in investing activities of $9,651,482 principally used for purchasing property and equipment $4,979,025 and plant construction costs $1,524,569, also money was deposited into escrow to purchase land, which was subsequently returned as the Company decided not to proceed with the proposed purchase.  During the period from March 9, 2007 (date of inception) through April 30, 2009 , the Company used net cash in investing activities of $12,142,118.

Net Cash Provided by Financing Activities

During the six month period ended April 30, 2009, the Company did not receive any cash from financing activities as compared to cash received of $22,808,380 during the six month period ended April 30, 2008 as a result of the private placement completed on December 4, 2007. During the period from March 9, 2007 (date of inception) through April 30, 2009 , the Company received net cash provided by financing activities of $26,413,658 from private placements.

Because of the current economic climate in the United States and the costs facing the bio-energy industry, there have appeared a number of opportunities to acquire assets for the production of bio-energy products, distribution and related businesses, some of which are in distressed situations. Management is making itself aware of various acquisition opportunities as they become available, and from time to time, actively exploring those that present a complimentary or unique acquisition situation.  At the same time, the Company is continuing to pursue its proposed Kentucky facility and the planned UK biodiesel plant acquired in April 2009.  The Company is also in the process of securing further funds and commitments for the proposed bio-energy project to be located in Kentucky.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, we have not generated any revenue and have incurred recurring losses for the period from March 9, 2007 (date of inception) through April 30, 2009.  Additionally, we have had negative cash flows from operations since date of inception and have an accumulated deficit of $10,021,623 at April 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Four Rivers BioEnergy Inc., The Four Rivers BioEnergy Company Inc., The Four Rivers BioEthanol Company Limited and BF Group Holdings Limited.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the third quarter of fiscal 2009, but does not believe this guidance will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the third quarter of fiscal 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in third quarter of fiscal 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, current exchange rates, commodity prices or other market factors. We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our current assets and liabilities. At April 30, 2009, we had cash and cash equivalents consisting of cash on hand and highly liquid money market and demand savings accounts with original terms to maturity of less than 90 days. We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our liquid investments to maturity.

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

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls, our principal executive officer and principal financial officer have determined that during the period covered by this report, there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6. Exhibits.

Exhibit	Description
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009.

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

FOUR RIVERS BIOENERGY INC.

Date: June 12, 2009	By:	/s/ Gary Hudson
Name: Gary Hudson Title: President and Chief Executive Officer

Date: June 12, 2009	By:	/s/ Martin Thorp
Name: Martin Thorp Title: Chief Financial Officer