Form 10-Q
period 2009-07-31
FOUR RIVERS BIOENERGY INC.
filed 2009-09-11
CIK 1312069

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,704,689 shares of common stock, par value $.001 per share, outstanding as of September 11, 2009.

FOUR RIVERS BIOENERGY INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  These factors include our limited experience with our business plan; unexercised options to acquire land suitable for our business; unconstructed bio-energy production facilities; integration and deployment of acquired assets; pricing pressures on our product caused by competition, sensitivity to corn prices and bio-oils, the demand for bio-fuels, the capital cost of construction, the cost of energy, the cost of production, and the price and production of diesel and gasoline; the status of the federal bio-fuel incentives and our compliance with regulatory impositions; the continuing world interest in alternative energy sources; and our capital needs.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FOUR RIVERS BIOENERGY INC.

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of July 31, 2009 (Unaudited) and October 31, 2008	2

Condensed Consolidated Statements of Operations for the three month and nine month periods ended July 31, 2009 and 2008 and for the period from March 9, 2007 (dated of inception) through July 31, 2009 (Unaudited)	3

Condensed Consolidated Statements of Stockholders’ Equity for period from March 9, 2007 (date of inception) through July 31, 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine month periods ended July 31, 2009 and 2008 and for the period from March 9, 2007 (date of inception) through July 31, 2009 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,157,537	$15,044,772
Restricted cash - in escrow	275,000	-
Accounts receivable	185,648	-
Inventory	591,362	-
Value added tax refunds receivable	224,385	-
Prepaid expenses and other current assets	107,954	470,711
Total current assets	4,541,886	15,515,483

Property and equipment	11,680,293	5,862,933

Plant under construction	1,535,890	1,476,278
Patents and other	728,713	-
Total Assets	$18,486,782	$22,854,694

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,932,670	$1,037,511
Deferred consideration	600,000	600,000
Automobile loans	-	14,383
Total Current Liabilities	2,532,670	1,651,894

Deferred credit on asset purchase	252,000	-

Commitment and contingencies	-	-

Stockholders' Equity
Preferred stock:
Authorized: 100,000,000 shares with par value of $0.001 per share issued and outstanding: 2 shares, as of July 31, 2009 and October 31, 2008, respectively	-	-
Common stock:
Authorized: 500,000,000 shares with par value of $0.001per share, issued 8,004,689 and 6,804,689 shares, respectively, outstanding 7,704,689 and 6,804,689 shares, as of July 31, 2009 and October 31, 2008, respectively	7,705	6,805
Additional paid in capital	29,183,897	26,430,096
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	220,696	(3,531)
Deficit accumulated during development stage	(13,710,186)	(5,230,570)
Total stockholders' equity	15,702,113	21,202,800

Total Liabilities and Stockholders' Equity	$18,486,782	$22,854,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended July 31,		For the Nine Months Ended July 31,		For the Period from March 9, 2007 (date of inception) through April 30,
	2009	2008	2009	2008	2009
Revenues	$1,613,925	$-	$1,613,925	$-	$1,613,925

Cost of goods sold	2,208,239	-	2,208,239	-	2,208,239

Gross Profit (Loss)	(594,314)	-	(594,314)	-	(594,314)

Operating expenses
Professional fees	373,472	67,207	1,336,464	115,972	1,987,212
Payroll and administrative expenses	897,177	119,992	2,805,983	202,080	3,723,989
Bank charges	7,067	150	12,632	1,406	17,019
Consulting expenses	516,266	672,446	1,771,705	2,015,831	4,560,540
Depreciation expense	4,818	3,008	19,068	9,025	38,204
Asset impairment loss	-	-	-	-	807,224
Farming costs	-	-	17,500	-	54,633
Project costs	787,279	-	1,253,183	-	1,253,183
Office and sundry	174,338	7,896	231,199	21,184	292,118
Rent expense	141,109	4,200	198,831	16,900	228,531
Telephone and communications	17,963	4,610	34,109	11,959	56,226
Travel expense	187,173	32,568	402,018	130,768	1,063,125
Total operating expenses	3,106,661	912,077	8,082,691	2,525,125	14,082,003

Loss from operations	(3,700,975)	(912,077)	(8,677,005)	(2,525,125)	(14,676,317)

Other income (expense)
Interest income	6,385	71,327	81,535	367,952	558,197
Interest expense	(1,725)	-	(2,883)	(819)	(7,517)
Gain on sale of assets	7,753	-	118,738	-	118,738
Forgiveness of debt	-	-	-	296,714	296,714
Total other income (expense)	12,412	71,327	197,389	663,847	966,131

Net loss before provision for income taxes	(3,688,563)	(840,750)	(8,479,616)	(1,861,278)	(13,710,186)

Income taxes (benefit)	-	-	-	-	-

Net loss	$(3,688,563)	(840,750)	$(8,479,616)	(1,861,278)	$(13,710,186)

Basic and diluted loss per share	$(0.48)	(0.13)	$(1.16)	(0.29)	$(2.28)

Weighted average number of basic and diluted common shares outstanding	7,704,689	6,675,053	7,292,601	6,402,853	6,002,470

Comprehensive loss:
Net loss	$(3,688,563)	(840,750)	$(8,479,616)	(1,861,278)	$(13,710,186)
Foreign currency translation	12,998	-	224,227	-	220,696
Comprehensive loss	$(3,675,565)	(840,750)	$(8,255,389)	(1,861,278)	$(13,489,490)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the Period from March 9, 2007 (date of inception) through July 31, 2009

						Deficit	Accumulated
						Accumulated	Other
	Preferred Stock		Common Stock		Additional	During the	Comprehensive	Total
	Number of		Number of		Paid In	Development	Income /	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Loss)	Equity

Balance at inception (March 9, 2007), adjusted for recapitalization	-	$-	5,629,716	$5,630	$(5,630)	$-	$-	$-

Shares issued for cash	-	-	1,197,029	1,197	1,998,803	-	-

Net loss	-	-	-	-	-	(965,731)	-	(965,731)

Balance, October 31, 2007	-	-	6,826,745	6,827	1,993,173	(965,731)	-	1,034,269

Shares issued for services prior to reverse merger	-	-	1,197,030	1,197	245,303	-	-	246,500

Effect of reverse merger and assumption of liabilities	-	-	-	-	(270,185)	-	-	(270,185)

Shares issued for cash in December 2007 at $13.77 per share, net	-	-	1,657,881	1,658	22,827,364	-	-	22,829,022

Shares issued for fees in December 2007	2	-	-	-	-	-	-	-

Shares returned for cancellation in December 2007	-	-	(3,008,028)	(3,008)	3,008	-	-	-

Shares issued for cash in July 2008 at $15.26 per share, net	-	-	131,061	131	1,631,433	-	-	1,631,564

Foreign currency translation adjustment	-	-	-	-	-	-	(3,531)	(3,531)

Net loss	-	-	-	-	-	(4,264,839)		(4,264,839)

Balance, October 31, 2008	2	$-	6,804,689	$6,805	$26,430,096	$(5,230,570)	$(3,531)	$21,202,800

Stock warrants issued for compensation	-	-	-	-	1,404,283	-	-	1,404,283

Shares issued for asset acquisition March 5, 2009	-	-	900,000	900	755,100	-	-	756,000

Warrants issued for asset acquisition March 5, 2009	-	-	-	-	131,335	-	-	131,335

Stock warrants issued for services April 6, 2009	-	-	-	-	463,083	-	-	463,083

Foreign currency translation adjustment	-	-	-	-	-	-	224,227	224,227

Net loss	-	-	-	-	-	(8,479,616)		(8,479,616)

Balance, July 31, 2009	2	$-	7,704,689	$7,705	$29,183,898	$(13,710,186)	$220,696	$15,702,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended July 31,	For the Nine Months Ended July 31,	For the Period From March 9, 2007 (date of inception) through July 31,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(8,479,616)	$(1,861,278)	$(13,710,186)
Adjustments to reconcile net loss to net cash used in operating activities
Asset impairment loss	-	-	807,224
Depreciation expense	57,319	9,025	76,455
Forgiveness of debt	-	(296,714)	(296,714)
Shares issued for services	-	246,500	246,500
Stock warrants issued for compensation	1,867,366	-	1,867,366
Reversal of capitalized cost and interest accruals - non-cash	71,605	-	71,605
Gain on sale of assets	(118,738)	-	(118,738)
Changes in operating assets and liabilities
Accounts receivable	(175,098)		(175,098)
Value added tax refunds receivable	(211,634)	-	(211,634)
Inventory	(557,754)		(557,754)
Prepaid expenses and other current assets	217,326	375,702	(253,385)
Accounts payable and accrued liabilities	724,293	(200,000)	1,746,804
Due to related parties	-	166,935	-
Net cash used in operating activities	(6,604,931)	(1,559,830)	(10,507,555)

Cash flows from investing activities
Purchase of property and equipment and intangible assets	(4,884,276)	(5,528,734)	(10,657,748)
Plant construction costs	(131,217)	(1,870,490)	(1,882,495)
Proceeds from sale of assets	118,738	-	118,738
Cash in escrow	(275,000)	(3,204,433)	(275,000)
Cash acquired in reverse merger	-	51,544	51,544
Issuance of note receivable	(100,000)	-	(100,000)
Net cash used in investing activities	(5,271,755)	(10,552,113)	(12,744,961)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	-	24,396,522	26,460,586
Repayment of automobile loans	(14,383)	(16,350)	(40,821)
Repayment of directors loan	-	(10,015)	(10,015)
Net cash (used in) provided by financing activities	(14,383)	24,370,157	26,409,750

Effects of accumulated foreign exchange on cash	3,834	-	303

Net (decrease) increase in cash and cash equivalents	(11,887,235)	12,258,214	3,157,537

Cash and cash equivalents at beginning of period	15,044,772	492,271	-

Cash and cash equivalents at end of period	$3,157,537	$12,750,485	$3,157,537

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended July 31,	For the Nine Months Ended July 31,	For the Period From March 9, 2007 (date of inception) through July 31,
	2009	2008	2009
Supplemental cash flow information
Interest paid	$2,883	$819	$7,517
Income taxes paid	$-	$-	$-

Non-cash financing and investing activity
Property and equipment purchased on credit and automobile loans	$-	$600,000	$640,821
Issuance of common stock for property and equipment	$1,008,000	$-	$1,008,000
Issuance of warrants for property and equipment	$131,335	$-	$131,335
Liabilities assumed in purchase of property and equipment	$266,609	$-	$266,609
Loan receivable applied to asset purchase	$100,000	$-	$100,000
Prepaid expenses applied to asset purchase	$150,000	$-	$150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

July 31, 2009 and 2008

Note 1 - Nature of Operations and Going Concern

General

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal recurring nature.

The results for the three and nine month periods ended July 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending October 31, 2009.

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

The Company is engaged primarily in the building of a network of logistically and technologically differentiated, profitable Bio-Energy plants across the United States, United Kingdom and potentially elsewhere.  The Company intends to achieve this objective through acquisition, expansion, improvement, consolidation and green field development of Bio-Energy plants. During the third quarter of fiscal 2009, we began generating revenue through the operations of our northeast England plant on a trial basis as an initial stage to fully commercialize our biodiesel products.

Since the conclusion of the funding in December 2007, the Company has developed two primary elements of focus within its overall Bio-Energy strategy.  The Company, through its subsidiaries, plans to construct, own and manage a facility in Kentucky for the production of bio-ethanol and bio-diesel products and for the sale and distribution of such products and by-products (the “Kentucky Plant”). The Company is also operating the Biodiesel plant acquired in April 2009 (see Note 4) on a trial basis commencing during the third quarter of fiscal 2009. In addition, in view of the prevailing market conditions within the bio-energy industry, the Company is evaluating and intends to exploit the opportunities that may arise to acquire existing bio-energy facilities and related enterprises that are either overleveraged, not operating or operating inefficiently, incomplete or otherwise troubled.  The Company believes that with its internal expertise and know-how, it could complete, operate and/or improve those types of opportunities.

Out of the financings described above, the Company has incurred expenditures being mainly focused on land purchases in Kentucky, development and design of the proposed Kentucky Plant, expenses related to financings, costs related to asset acquisitions, costs relating to potential future merger and acquisition activity and general overhead expenses. The Company will continue to explore different options to raise capital to provide maximum flexibility to enable it to execute against its strategies and to pursue a careful cash management strategy to maintain its flexibility.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying unaudited consolidated financial statements, the Company has only recently begun generating revenue on a trial basis as an initial stage to fuly commercialize its biodiesel products and has incurred recurring losses for the period from March 9, 2007 (date of inception) through July 31, 2009.  Additionally, the Company has negative cash flows from operations since date of inception and has an accumulated deficit of $13,710,186 at July 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing.  The Company intends to fund its construction and acquisition endeavors and operations through equity and debt financing arrangements.  The Company is actively seeking to raise equity and or debt capital to be used for operations, and it has appointed third party lead advisors who are currently seeking to assist the Company raise equity and or debt finance.  This financing may be made directly into the parent or by way of direct investment into a special purpose vehicle in which the Company will hold a stake, although at this stage it is not known what form the investment may take.  However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements.  The outcome of these matters cannot be predicted at this time.

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

Development Stage Company

The Company is considered to be in the Development Stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. During the third quarter of fiscal 2009 the Company began generating revenue through the operations of its northeast England plant on a trial basis. However, the product is being produced in controlled batches for specific orders from targeted customers; this testing stage enables the Company to ensure that the Plant is able to scale production to meet increased orders with no loss of product quality.  The Company is simultaneously developing a sustainable feedstock supply and off-take strategy for the Plant.  Consequently, the Company will remain as a development stage entity until it is confident that the Plant is capable of producing biodiesel at specified certification consistently, in large volumes, across a wide distribution of customers.  The Company has not generated material revenues to date and has incurred significant expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 9, 2007 (date of inception) through July 31, 2009, the Company has accumulated losses of $13,710,186.

Principles of consolidation

The consolidated financial statements include the accounts of Four Rivers BioEnergy Inc., The Four Rivers BioEnergy Company Inc., The Four Rivers BioEthanol Company Limited and BF Group Holdings Limited.  All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” ("SAB104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB101"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Allowance for doubtful accounts of accounts receivable was $0 as of July 31, 2009 and October 31, 2008.

Inventory

The Company values its inventory at the lower of cost (first-in, first-out) or market. The Company uses estimates and judgments regarding the valuation of inventory to properly value inventory. Inventory adjustments, if necessary, are made for the difference between the cost of the inventory and the estimated market value and charged to cost of goods sold in the period in which the facts that give rise to the adjustments become known.

Cost of goods sold

Cost of sales includes cost of raw materials, direct wages, other direct costs, production related depreciation, loss on stock during the production process and shipping costs.

Foreign currency translation

The Company’s functional and reporting currency is the United States Dollar.  The functional currency of the Company’s subsidiaries, The Four Rivers BioEthanol Company Limited and BF Group Holdings Limited is their local currency (Great British Pound – GBP). In accordance with SFAS No. 52, "Foreign Currency Translation," monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the period or for year end. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation is provided on the straight line basis over the estimated useful lives of the assets as follows:

Automobiles

3 years

Office equipment

3-4 years

Plant and equipment

5 years

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

Depreciation of the biodiesel plant assets acquired in the acquisition described in Note 4 commenced in the third quarter of fiscal 2009. Depreciation of the Kreido assets acquired in the acquisition described in Note 4 has not commenced since those assets have not yet been placed in service. Depreciation on those assets is expected to commence in fiscal 2010.

Intangible Assets

Intangible assets consist of patents, patent applications and trademarks. These patents and patent applications cover the intellectual property underlying our technology. The assets are recorded at cost. The intangible assets will be amortized on the straight line basis over their estimated useful lives. Management is assessing the estimated useful lives of the intangible assets acquired in the acquisitions described in Note 4 and amortization will commence in fiscal 2010.

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

Basic and diluted loss per share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive.  The diluted net loss per share for the three and nine month periods ended July 31, 2009 do not reflect the effects of 1,025,000 shares potentially issuable upon the exercise of the Company’s stock warrants (calculated using the treasury method).

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in US bank institutions is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution.  Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £50,000 (approximately $82,000) at each institution.  At times, such amounts may exceed the FDIC and FSA limits. The aggregate uninsured cash bank balances were approximately $2,494,000 at July 31, 2009. The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

Economic Dependency

During the three and nine month periods July 31, 2009, $1,569,334 or 97% of the total revenues was derived from one customer.  Total accounts receivable of $182,946, or 99% of total accounts receivable was due from this customer.  The loss of this customer could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

During the three and nine month period July 31, 2009, $671,942 or 17% of the total raw material purchases was derived from one supplier. There were no other purchases from a single supplier that accounted for greater than 10% of total purchases for the three and nine month periods ended July 31, 2009.

Fair value of financial instruments

In May 2009, the Company adopted FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) for its interim period ended July 31, 2009. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments as defined by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), for interim reporting periods of publicly traded companies as well as in annual financial statements.

Our short-term financial instruments, including cash, receivables, prepaid expenses and other assets and accounts payable, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value.

Segment information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly and annual reports issued to stockholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. We have a single operating segment, the operations of our northeast England biodiesel plant on a trial basis as an initial stage to fully commercialize our biodiesel products. All revenue is derived from the United Kingdom.

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

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” ("SFAS No. 157"). The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. This statement had no impact on the Company’s consolidated financial position, results of operations or cash flows. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the fiscal years beginning after November 15, 2008.  We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity within the consolidated balance sheet.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  We are required to adopt FSP 142-3 on November 1, 2009 and early adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the third quarter of fiscal 2009 had no impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the third quarter of fiscal 2009 had no impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the third quarter of fiscal 2009 had no impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the quarter ended July 31, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS No. 165 had no impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers and Servicing of Financial Assets – an amendment of SFAS Statement No. 140” (“SFAS No. 166”). SFAS No. 166 will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009. We are currently evaluating the impact of SFAS No. 166 on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009. We are currently evaluating the impact of SFAS No. 167 on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162” (“SFAS No. 168”). This statement establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was the result of a project of FASB to organize and simplify all authoritative GAAP literature into one source. This statement is effective for interim reporting and annual periods ending after September 15, 2009. Accordingly, the Company will adopt SFAS No. 168 during the fourth quarter of fiscal 2009. The Company does not anticipate this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Note 4 – Asset Acquisitions

During the second quarter of fiscal 2009 the Company completed two asset acquisition transactions.

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

The 300,000 escrowed shares will be held in escrow solely to cover the potential exercise of certain Kreido warrants that are exercisable by Kreido stockholders until January 12, 2012. If these warrants are not exercised the shares will be returned to the Company for cancellation.

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

The asset acquisition has been made by the Company through a new holding company structure. The new holding company structure consists of a holding company, BF Group Holdings Limited, a United Kingdom formed company (“BF Group”), and several subsidiaries to own the land in freehold and leasehold, plant, patents and intellectual property and other assets and to operate those assets, as appropriate, for greatest operational, financing, income and tax efficiency.  The Company has an 85% equity interest in BF Group.

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

The total cost of the acquisition of the biodiesel plant and other assets was $809,277, all of which is allocated to plant and equipment. Upon completion of the valuation of the assets, the estimated allocation will be adjusted to the actual values for land and depreciable assets.

Minority interest, representing the minority shareholders’ proportionate share of the equity of the Company’s subsidiary, BF Group Holdings Limited, is adjusted for the minority interest shareholders’ shares of the earnings or loss of BF Group Holdings Limited.  The minority interest was 15% and 0% at July 31, 2009 and October 31, 2008, respectively.  Losses applicable to the minority interest in BF Group Holdings Limited exceeded the minority interest in its equity capital.  Such excess and any further losses applicable to the minority interest will be charged against the Company’s consolidated deficit accumulated during the development stage, as there is no obligation of the minority shareholders to fund such losses.  Accordingly, the Company has not recorded a minority interest at July 31, 2009.  However, if future earnings do materialize prior to the adoption of SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”, which is effective on November 1, 2009, the Company’s consolidated deficit accumulated during the development stage would be credited to the extent of such losses previously absorbed.

Note 5 - Inventory

Inventory at July 31, 2009 and October 31, 2008 consists of the following:

	July 31, 2009	October 31, 2008
	(unaudited)
Raw materials	$349,782	$-
Work in process	99,943	-
Finished goods	141,637	-
	$591,362	$-

Note 6 - Property and Equipment

A breakdown of the Company’s main items of property and equipment are given in the table below:

	July 31, 2009	October 31, 2008
	(unaudited)
Land and improvements	$5,811,240	$5,811,240
Plant and equipment	5,815,306	-
Office equipment	40,048	22,697
Automobiles	91,599	48,132
Cost basis	$11,758,193	$5,882,069
Accumulated depreciation and amortization	(77,900)	(19,136)
Carrying value	$11,680,293	$5,862,933

Depreciation expense was $43,069 and $3,008 for the three month periods ended July 31, 2009 and 2008, respectively, of which $38,251 and $0, respectively, was included as part of cost of goods sold.

Depreciation expense was $57,319 and $9,025 for the nine month periods ended July 31, 2009 and 2008, respectively, of which $38,251 and $0, respectively, was included as part of cost of goods sold.

Note 7 - Related Party Transactions

The Company has contracted with P.C.F. Solutions Limited (“PCF”), a private Limited Company, of which Mr. Stephen Padgett, our Executive Vice President, is a director and majority shareholder. Under the terms of the agreement, PCF provides the Company with services of employees within PCF at agreed rates. The Company incurred consulting services through PCF totaling $139,875 and $29,500 for the three month periods ended July 31, 2009 and 2008, respectively, and $336,625 and $61,500 for the nine month periods ended July 31, 2009 and 2008, respectively. The Company has paid Mr. Padgett’s salary for the nine month period ended July 31, 2008 directly, and up to the period ended January 31, 2009.

The Company has contracted with The ARM Partnership (“ARM”), a private partnership of which Mr. Martin Thorp, our Chief Financial Officer, is a principal.  Under the terms of the agreement ARM provides the Company with the services of another ARM partner at agreed rates. The Company incurred consulting services through ARM Partnership totaling $108,000 and $54,165 for the three month periods ended July 31, 2009 and 2008, respectively and $324,000 and $113,665 for the nine month periods ended July 31, 2009 and 2008, respectively. Effective September 2008, the Company engaged Mr. Robert Galvin, a partner of ARM, as the Company’s Secretary. The compensation for Messrs. Thorp and Galvin services is being paid by the Company to ARM.

The Company has entered into consulting agreements with outside contractors who are also the Company’s stockholders and a director. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred  $516,266 and $672,446 in fees to these individuals for the three month periods ended July 31, 2009 and 2008, respectively, $1,771,705 and $2,015,831 for the nine month periods ended July 31, 2009 and 2008, respectively, and $4,560,540 for the period from March 9, 2007 (date of inception) through July 31, 2009, in a consulting role.

Note 8 - Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of preferred stock of which two shares were issued and outstanding at July 31, 2009 (“Series A Preferred”).

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $.001 per share.  As of July 31, 2009 and October 31, 2008, there were 8,004,689 and 6,804,689 shares of common stock issued, respectively, of which 300,000 shares are held in escrow as contingent consideration for the acquisition of the Kreido assets that are not accounted for as outstanding at July 31, 2009. Accordingly, there are 7,704,689 and 6,804,689 shares of common stock outstanding at July 31, 2009 and October 31, 2008, respectively.

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

Note 9 – Options and Warrants

Warrants

The following table summarizes the warrants outstanding and exercisable for the shares of the Company's common stock issued to certain officers, consultants and employees of the Company. These warrants possess all of the conditions required for equity classification and therefore are classified as equity.

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.45	625,000	6.31	$ 2.45	625,000	$ 2.45
$ 8.00	400,000	4.01	$ 8.00	400,000	$ 8.00
	1,025,000			1,025,000

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, November 1, 2007	-	$-
Issued	-	-
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at October 31, 2008	-	-
Issued	1,025,000	4.62
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at July 31, 2009	1,025,000	$4.62

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in this report.

Overview

We were originally incorporated under the name Med-Tech Solutions, Inc. (which we refer to as MTSI) in the State of Nevada on May 28, 2004, and we changed the name on January 25, 2008 to Four Rivers BioEnergy Inc. (which we refer to as Four Rivers or the Company and as the context requires, includes its subsidiaries).  On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (which we refer to as 4Rivers), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  As a further condition of the Agreement, the Company received 3,655,087 shares of common stock (647,059 shares were received in October 2007 and 3,008,028 shares were received during the first quarter ended January 31, 2008) for cancellation held by certain stockholders and former management of MTSI.  In addition, a former director agreed to waive his prior loans extended to MTSI amounting to $296,714.  Upon consummation of the acquisition, 4Rivers and its wholly owned subsidiary, 4Rivers UK became wholly-owned subsidiaries of the Company.

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

The acquisition was accounted for as a “reverse acquisition”, rather than a business combination since the stockholders of 4Rivers owned a majority of the Company’s common stock immediately following the transaction and their management has assumed operational, management and governance control. The reverse acquisition transaction is recorded as a recapitalization of 4Rivers pursuant to which 4Rivers is treated as the surviving and continuing entity although the Company is the legal acquirer. The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical consolidated financial statements are those of 4Rivers and 4Rivers UK.

Four Rivers is engaged primarily in the building of a network of logistically and technologically differentiated BioEnergy plants across the United States, United Kingdom, and potentially elsewhere.  Four Rivers intends to achieve this objective through acquisition, expansion, improvement, consolidation and green field development of BioEnergy plants.

The Company has begun implementing plans to achieve the objective described above by prudently deploying some of the cash raised by way of private placement, together with new issues of its common stock and stock warrants, to make certain carefully selected purchases of parcels of specialized plant and equipment and technology from financially distressed BioEnergy businesses at deep discounts to the cost of building and creating those assets.

The Company has also taken the opportunity to employ or enter into consulting agreements with key experts associated with those acquired specialized assets and technologies, who further deepen the skill base of the existing team of individuals within the Company.

The conversion of these acquired assets and technologies into profitable, revenue generating business operations, and the integration of acquired know-how, expertise and intellectual property across the Company’s operations is a central part of our management team’s ongoing activities.

The Company has identified, through a lengthy and intense period of acquisition search and industry networking, several other BioEnergy assets, technologies and businesses which are available to acquire at deep discounts for cash and/or equity and which, if acquired outright or in joint venture or partnership with others, would be relevant to the implementation of its overall BioEnergy strategy to achieve revenue generation, operating profitability, diversity and risk management. However, it is unlikely that the Company will be able to consummate a “for cash” acquisition without additional financing, which the ability to obtain can not be assured.  Several opportunities are currently being discussed and negotiated with the asset owners and the Company is simultaneously in discussion with potential financiers and joint venture partners to enable it to consummate such possible transactions. The twin activity of (a) the identification and negotiation of asset and/or business acquisitions and (b) the raising of finance to allow the Company to consummate such transactions is an ongoing and important tenet of the Company’s overall strategy.

The Company believes that the BioEnergy industry presents major opportunities and is well placed to capitalize on these opportunities with its strength in the depth and expertise of its management team and its increasing portfolio of acquired specialist assets, technologies and people.

Plan of Operation

During the second quarter of fiscal 2009 the Company announced the completion of two separate asset purchase transactions.  Both of these transactions have brought to the Company unique capability in terms of additions to our existing team of expert people; acquired specialized assets capable, with our team’s know-how and expertise, of being converted and extended into complete operational plants for limited additional capital and unique technologies relevant to the BioEnergy industry and the Company’s overall strategy.

Both transactions involved the acquisition of certain assets and technologies at a deep discount to the sellers’ book value of these assets acquired and, in the opinion of management, to the replacement cost and value in the overall context of the Company’s overall strategy and objectives. In addition, the Company issued common stock and warrants as part of the overall consideration thereby reducing the cash outlay and preserving the Company’s limited cash reserves.

Asset Acquisition - Kreido

On March 5, 2009, the Company acquired certain assets of Kreido Biofuels, Inc., a Nevada corporation (“Kreido”), including certain equipment, materials and machinery and intellectual property rights relating to the STT® technology developed by Kreido. The Company plans to commercialize the STT® technology for the production of bio-diesel fuel and other products in the chemical and pharmaceutical industries.  The purchase price of the assets acquired from the sellers was $5,042,668, a discount of approximately $9 million from the carrying value of these assets.

Management plan to deploy these assets in several ways including introducing into other biodiesel plants, including the biodiesel plant acquired and described below, to achieve substantial efficiency improvements in the biodiesel production process; and/or to sell, lease or otherwise partner with other biodiesel manufacturers to derive value through the use of the STT® reactors, know-how and technology.

The STT® technology has wide application outside the biodiesel area and the Company is currently exploring various opportunities and commercial arrangements, including possible licensing arrangements or technology sales, to derive value from such opportunities as a separate subsidiary revenue stream without distracting in any way from the Company’s core BioEnergy strategy.

Asset Acquisition – Biodiesel Plant

On April 6, 2009, the Company signed a series of related agreements for the acquisition of a biodiesel plant and other assets located near Blyth, Northumberland, in North East England. The acquisition of the plant and related assets was from the administrator under a “pre-packaged” acquisition out of insolvency working with the principal creditor and the administrator.  The acquisition was of a completely constructed facility capable of producing approximately 35 million gallons per year (“mgpy”) of biodiesel from a broad band of feed-stocks, including waste cooking oils, other waste oils and virgin oils using technologies that are believed to be unique in the biodiesel industry. In addition, the acquisition included 147 acres of land situated about two miles from the port of Blyth, Northumberland, England, security and office buildings, furniture and office equipment, and motor vehicles.

The purchase price of the assets acquired from the administrator under a “pre-packaged” acquisition out of insolvency was $809,227 (translated at July 31, 2009), a discount of approximately $24 million from the carrying value of these assets.

There are several aspects of the acquired plant and know-how that differentiates it from other biodiesel assets, particularly in terms of its ability to efficiently utilize a very wide range of feedstock’s, including waste oils. Management plans to exploit these factors to (a) build the acquired plant into a viable, differentiated business and (b) share the know-how across other potential acquisition targets if and when these arise to provide commercial advantages to them. Further, management intends to deploy aspects of the previously acquired STT® technology and assets to make further improvements at the UK Biodiesel Plant, (“the Plant”).  Finally, the asset purchase included, at no incremental cost, a substantial amount of redundant assets, including pipes, tanks and equipment capable of increasing the size of the biodiesel plant, and significant amounts of unused land potentially capable of being used for industrial purposes, all of which the Company will explore ways to use for value in due course.

During the reporting period ended July 31, 2009, plant operations were recommenced and several projects undertaken to enable quality production. In addition the plant’s management recommenced commercial activity in the form of an initially low volume feedstock acquisition strategy and small batch production. In this start up period from the time of the asset acquisition, the Plant incurred operating losses of $2,749,461 on revenues of $1,613,925 in the same period.  The product is initially being produced in small, controlled batches for specific orders from targeted customers; this testing stage enables the Company to ensure that the plant is able to scale production to meet increased orders with no loss of product quality.  The Company is simultaneously developing a sustainable feedstock supply and off-take strategy of the finished product, for the Plant.  After this initial period of testing and restarting the Plant, management is now comfortable with the Plant’s ability to produce and sell high quality bio diesel consistently and in commercially viable volumes and to secure appropriate quantity of feedstock.  However, the Plant requires additional investment in the form of working capital and capital expenditure on plant improvement and expansion to operate the Plant profitably and to its full commercial potential. We currently do not have adequate funds on hand nor any financing available to allow us to make the investments necessary to enable the Plant to operate at a profitable level. If we are unable to obtain such funds, the Plant may never operate at a profitable level.

Kentucky Facility

The Company acquired approximately 437 acres of strategically and logistically important land suitable for the development of a multi-product, integrated Bio-energy facility on a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky.  This land has recently been independently valued at $6.1 million and is held on the Company’s balance sheet at approximately $5.8 million.

Originally, the Company had intended to raise sufficient funding to develop and construct a differentiated, 130 mgpy corn based dry mill fuel grade Bio-ethanol plant with front end fractionation, a 35 mgpy soy oil based Bio-diesel plant and the application of technologies such as anaerobic digestion systems to produce renewable energy.

However, the cost of developing and constructing bio-energy plants is substantially more when compared to the cost of acquiring similar type assets in the market (including acquisition cost, working and investment capital to get the asset to highly profitable state).  In addition there is continued difficulty in raising capital due to the volatility in the financial markets as a result of the current global economic crises.  Consequently, the Company is now undertaking a strategic review of the original plans for the Kentucky facility, to determine its options, and determine a way forward so as to maximize shareholder value.  The outcome of this review is expected to be completed during the fourth quarter ending October 31, 2009.

Future plans

We plan to deploy our management team’s combined industry, technical, merger and acquisition (“M&A”), restructuring and corporate finance expertise to target and acquire undervalued and/or distressed assets, provided that they are carefully selected and qualified, and then  apply our operational improvement plans to materially enhance the performance of those assets.  Our objective is to create a large, profitable next generation BioEnergy business.  We believe that our strategy offers substantial opportunity to build capital value in the current climate, particularly given (a) the present opportunity to acquire undervalued and/or underperforming assets and improve on them; and (b) the medium to longer term outlook for BioEnergy as an alternative form of energy supply and the relatively weak state of the market which is likely to lead to under supply in 2010.

To effect the planned M&A strategy in full, the Company requires substantial funds to acquire and develop these assets and it is currently working with advisers with a view to securing additional financing.  This may be made available through industry and/or financial partnerships and joint ventures, special purpose financing vehicles, structured acquisition finance arrangements, private placements of equity, debt and blended debt and equity instruments.  In addition, the Company anticipates that it may issue share and/or loan capital to vendors as a means of securing target acquisitions and to fund development. However, there can be no assurance that the Company will be able to obtain the funds necessary to implement this strategy, especially given the current state of the world financial markets.

Comparison of the three and nine month periods ended July 31, 2009 and 2008 and for the period from March 9, 2007 (date of inception) through July 31, 2009

Results of Operations

We have incurred a net loss of $3,668,563 and $8,479,616 for the three and nine month periods ended July 31, 2009, respectively, which includes certain nonrecurring items such as a charge for the fair value of warrants issued for compensation and consulting services amounting to $0 and $1,867,366 which are non-cash accounting charges; and losses attributable to the UK Biodiesel Plant during the period of restarting the Plant, preparing it for production, testing and commercialization of $2,253,766 and $2,749,461 for the three and nine month periods ended July 31, 2009, respectively. In addition the Company has incurred project specific legal and professional costs associated with its merger and acquisition and corporate finance activity amounting to approximately of $97,847 and $197,149 for the three and nine month periods ended July 31, 2009, respectively.

The net loss for the nine month period ended July 31, 2009 comprises the following:

Nine month period ended July 31,2009
Losses attributable to UK Biodiesel Plant	$2,749,461
Non-recurring, non cash accounting charge for warrants issued for compensation and consulting services	$1,867,366
Non-recurring fees for corporate finance advice	$475,000
Professional charges related to acquisition advice, corporate finance and compliance activity.	$1,336,464
General operating expenses	$2,051,325

This compares to a net loss of $840,750 and $1,861,278 for the three and nine month periods ended July 31, 2008, respectively; and we have incurred a net loss of $13,710,186 for the period from March 9, 2007 (date of inception) through July 31, 2009.

Revenues

We have generated revenues of $1,613,925 for the three and nine month period ended July 31, 2009 from the sale of biodiesel at our Biodiesel Plant based in Blyth, Northumberland in North East England on a trial basis as an initial stage to fully commercialize our biodiesel products.  The product is being produced in controlled batches for specific orders from targeted customers; this testing stage enables the Company to ensure that the Plant is able to scale production to meet increased orders with no loss of product quality.  The Company is simultaneously developing a sustainable feedstock supply and off-take strategy for the Plant.  Consequently, the Company will remain as a development stage entity until the Plant is producing biodiesel at specified certification consistently, in large volumes, across a wide distribution of customers.

Gross Profit (Loss)

The Company recorded a negative gross profit of $594,314 during the three and nine months period ended July 31, 2009 from the activities of its Biodiesel Plant in the UK.  As explained above, the Plant has been through a period of re-starting operations and initial production testing at low volumes. This phase is now largely complete but the plant will continue to experience losses until such time as volume can be increased to commercial levels, which is dependent upon raising further capital to improve and expand the plant and ramp up volume through investment in working capital.

Operating Expenses

The Company incurred operating expenses of $3,106,661and $8,082,691 for the three and nine months ended July 31, 2009, respectively, as compared to $912,077 and $2,525,125 for the three and nine months ended July 31, 2008, respectively. For the period from March 9, 2007 (inception) to July 31, 2009, the Company incurred aggregate operating expenses of $14,082,003.

The main components of the operating expenses during the three and nine month periods ended July 31, 2009 compared to the three and nine months ended July 31, 2008; and for the period from inception (March 9, 2007) to July 31, 2009 were as follows:

	Three month periods ended July 31,		Nine month periods ended July 31,		For the Period from March 9, 2007 (date of inception) through to July 31,
	2009	2008	2009	2008	2009
Consulting expense (note 1)	$516,266	$672,446	$1,771,705	$2,015,831	$4,560,540
Payroll and administrative expenses (note 2)	$897,177	$119,992	$2,805,983	$202,080	$3,723,989
Professional fees (note 3)	$373,472	$67,207	$1,336,464	$115,972	$1,987,212
Rent, office related, telecoms and miscellaneous (note 4)	$333,410	$16,706	$464,139	$50,043	$576,875
Travel, accommodation and subsistence expenses (note 5)	$187,173	$32,568	$402,018	$130,768	$1,063,125
Impairment on land and land options (note 6)	$-	$-	$-	$-	$807,224
Project costs (note 7)	$787,279	$-	$1,253,183	$-	$1,253,183

1. Consulting expenses included contractors and consultants who were engaged in the management and development of the business and the Kentucky Project. In the nine month period ended July 31, 2009, consulting expenses included a non-recurring amount of approximately $475,000 paid to International Capital Partners SA (“ICP”) in consideration for marketing and preparation of the Company for finance raising activity.  The apparent decrease in recurring consulting expenses between the three and nine month periods ended July 31, 2009 and 2008 of $156,180 and $244,126 respectively, arises mainly as a result of certain consultants becoming employees during the fiscal year ended October 31, 2009.  For the period from March 9, 2007 (date of inception) through July 31, 2009, total consulting expense amounted to $4,560,540.

2. Payroll and administrative expenses amounted to $897,177 and $2,805,983 for the three and nine month periods ended July 31, 2009, respectively, as compared to $119,992 and $202,080 for the three and nine month periods ended July 31, 2008, respectively. As explained in (1) above, during fiscal year ended October 31, 2009, certain individuals, previously consultants to the Company, became employees.  Additionally, in the nine month period ended July 31, 2009 these expenses included non-recurring non-cash accounting charge expense item in respect of certain warrants issued to a director, an employee and certain consultants which amounted to $1,404,283.

3. Professional fees increased to $373,472 and $1,336,464 for the three and nine month periods ended July 31, 2009, respectively, as compared to $67,207 and $115,972 for the three and nine month periods ended July 31, 2008, respectively, an increase of $306,265 and $1,220,492, respectively.  This was mainly due to increased legal, audit and compliance related fees incurred in line with the overall growth in the development of the Company, and for increased merger and acquisition activity.  From March 9, 2007 (date of inception) through July 31, 2009 professional fees amounted to $1,987,212.

4. Rent, office related, telecom and miscellaneous expenses increased by $316,704 and $414,096 for the three and nine month periods ended July 31, 2009 and 2008, respectively.  This was due mainly to increased activity within the business in general. Total expenses for the period from March 9, 2007 (date of inception) through July 31, 2009 amounted to $576,875.

5. Travel expenses consisted of travel, accommodation and subsistence expenses and increased by $154,605 and $271,250 for the three and nine month periods ended July 31, 2009 and 2008, respectively, caused primarily by the need for increased travel related to our merger and acquisition activity.  Total travel expenses for the period from March 9, 2007 (date of inception) through July 31, 2009 amounted to $1,063,125.

6. During the three and nine month periods ended July 31, 2009 and 2008, there were no impairments recorded.   As at the fiscal year ended October 31, 2008 the Company incurred asset impairment expenses totaling $807,224.  These asset impairment expenses consist of an impairment of $532,224 on the land value based on an independent appraisal performed on the land; and the write-off of land options of $275,000 over specific land plots, which have proven to be non-essential and therefore allowed to lapse.

7. Project costs relate to expenditures incurred subsequent to the two asset acquisitions made during the three month period ended July 31, 2009, amounted to $787,279 and $1,253,183 respectively.  These costs include consulting fees, rent, insurance, travel, accommodation and subsistence expenses, utilities, effluent and site costs which have been incurred whilst the Company prepares the assets to be put into production.  These costs have been classified as project costs for management tracking purposes. Management will review the detail of these project costs and will reclassify these operating expenses where applicable for future reporting.  The reclassifications, if any will have no effect on current and previously reported results of operations or loss per share.

Other Income (Expense)

Other income (expense) was $12,412 and $197,389 for the three and nine months ended July 31, 2009, respectively, as opposed to $71,327 and $663,847 for the three and nine months ended July 31, 2008. Other income (expense) for the three and nine months ended July 31, 2009 was comprised primarily of interest income of $6,385 and $81,535, respectively, and a gain on the sale of assets of $7,753 and $118,738, respectively. Other income (expense) for the three months ended July 31, 2008 was comprised primarily of interest income of $71,327 and, for the nine months ended July 31, 2008, interest income of $367,952 and forgiveness of debt of $296,714. The decrease in interest income for the periods ended July 31, 2009, as compared to the prior periods, was mainly due to the combination of higher cash balances held on deposit in the period ended July 31, 2008 and of the reduced interest rates currently attracting to money held on deposit in the period July 31, 2009. For the period from March 9, 2007 (inception) through July 31, 2009, other income (expense) was $966,131.

Liquidity and Capital Resources

The Company will need substantial amounts of capital to implement its strategies.  Given the currently unsettled state of the capital markets and credit markets, there is no assurance that the Company will be able to sell any of its securities or raise the amount of capital that it seeks for acquisitions or for the proposed expansion and commercialization of the UK biodiesel plant, the commercialization of the purchased STT technology and assets or for bio-fuels related development on the Kentucky land.  Even if financing is available, it may not be on terms that are acceptable to the Company.  In addition, the Company does not have any determined sources for the full amount of funding required to implement its entire acquisition strategy or for the design, procurement, construction and commissioning of the proposed Kentucky Plant or the UK Biodiesel Plant and working capital required to operate the UK Biodiesel Plant at volumes that are profitable. There is no assurance that any or all of the funding will be obtainable as desired or needed to build the Kentucky Plant or to fully develop and commercialize the UK Biodiesel Plant. This is especially true in light of the lack of available capital as a result of the current global economic crisis.

If the Company is unable to raise the necessary capital at the times it requires such funding, it may have to materially change its business plan, including not building the proposed Kentucky Plant and/or not fully developing and commercializing the UK Biodiesel Plant, delaying implementation of some or all aspects of its business plan or curtailing or abandoning its business plan. The Company is a speculative investment and investors may lose all of their investment.

Since inception, the Company has financed itself primarily by the sale of its equity securities. The Company raised $2,000,000 on March 26, 2007, $22,829,022 (net of issuance costs) on December 4, 2007, and $1,631,564 (net of issuance costs) on July 30, 2008, by way of three separate private placements of shares of common stock. The total funds raised of $26,460,586 have been used principally as follows: (a) $10,657,748 to acquire land, plant property and equipment; (b) $1,882,495 on plant under construction, and (c) to fund the cost of operations.  At July 31, 2009, the Company had available cash balances of $3,157,537 which are held in interest bearing bank accounts.

At July 31, 2009, cash was $3,157,537 and we had other current assets of $1,384,349, which comprised of restricted cash of $275,000 held in an escrow account and other current assets of $1,109,349, and current liabilities of $2,532,670, which consist of accounts payable and accrued expenses, and deferred consideration. We attribute our net loss to having insufficient revenues to sustain our operating costs as we are a development stage company. At October 31, 2008, our fiscal year end, cash was $15,044,772, and we had prepaid expenses of $470,711 and current liabilities of $1,651,894.

During the nine month period ended July 31, 2009, the Company made significant cash expenditures for property and equipment amounting to $4,155,563 comprised mainly of plant and machinery.  In addition the Company purchased intangible assets amounting to $728,713 during the same period.

In comparison, during the nine month period ended July 31, 2008, the Company made purchases of property and equipment amounting to $5,528,734, comprised almost entirely of land and a relatively insignificant amount of equipment, costing $4,928,734 in cash and $600,000 purchased on credit.

During the period from March 9, 2007 (date of inception) through July 31, 2009, the Company purchased property and equipment, comprised of land amounting to $6,343,465, ($5,743,465 in cash and $600,000 purchased on credits).  These land purchases acquired on credit of $600,000 were financed by deferred consideration (which carries an option on the part of the vendor to call for settlement in shares of the Company, as further explained in the accompanying unaudited consolidated financial statements).  The Company also acquired plant, machinery and automobiles amounting to $4,314,283.   During the same period, the Company incurred plant construction costs of $1,882,495.  In addition, the Company financed its automobiles purchase with automobile loans amounting to $40,821.

Net Cash Used in Operating Activities

Cash utilized in operating activities was $6,604,931 for the nine month period ended July 31, 2009, as compared to $1,559,830 for the nine month period ended July 31, 2008.  The increase of $5,045,101 was primarily due to (a) a net increase in payroll and consulting expense amounting to $2,359,777 primarily due to growth and increased activity within the Company, (b) legal and professional costs increasing by $1,220,492 as a result of increased compliance and reporting costs and in connection with increased level of merger and acquisition activity, (c) Project costs related to the expenditure made subsequent to the two asset acquisitions made during the nine month period ended July 31, 2009 amounting to $1,253,183, (d) the off set balance of $211,649 reduction mainly due to other general operating expenses.  Total cash utilized in operating activities was $10,507,555 from March 9, 2007 (date of inception) through July 31, 2009.

Net Cash Used in Investing Activities

During the nine month period ended July 31, 2009, the Company used net cash in investing activities of $5,271,755 primarily used for the purchase of certain assets amounting to $4,884,276. During the same period ended July 31,  2008,  the Company used net cash in investing activities of $10,552,113 principally used for purchasing property and equipment $5,528,734 and plant construction costs $1,870,490, also money was deposited into escrow to purchase land, which was subsequently returned as the Company decided not to proceed with the proposed purchase.  During the period from March 9, 2007 (date of inception) through July 31, 2009, the Company used net cash in investing activities of $12,744,961.

Net Cash Provided by Financing Activities

During the nine month period ended July 31, 2009, the Company did not receive any cash from financing activities as compared to cash received of $24,396,522 during the nine month period ended July 31, 2008 as a result of planned private placements. During the period from March 9, 2007 (date of inception) through July 31, 2009, the Company received net cash provided by financing activities of $26,460,586 primarily from private placements.

Because of the current economic climate in the United States and the costs facing the bio-energy industry, there have been a number of opportunities to acquire assets for the production of bio-energy products, distribution and related businesses, some of which are in distressed situations. Management is making itself aware of various acquisition opportunities as they become available, and from time to time, actively exploring those that present a complimentary or unique acquisition situation.  At the same time, the Company is continuing to pursue building its proposed Kentucky facility (although it has recently undertaken a strategic review of its plans for the Kentucky facility) and to fully develop and commercialize its UK Biodiesel Plant acquired in April 2009.

The Company will only commit to capital expenditures for any of its planned projects or an acquisition opportunity as and when adequate capital or new lines of financing are made available to it. There is no assurance that the Company will be able to obtain any financing or enter into any form of credit arrangement.  Although it may be offered such financing, the terms may not be acceptable to the Company.  If the Company is not able to secure financing or it is offered on unacceptable terms, then its business plan and acquisition strategy may have to be modified or curtailed or certain aspects terminated.  There is no assurance that even with financing, the Company will be able to achieve its goals or complete an acquisition.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, we have incurred recurring losses for the period from March 9, 2007 (date of inception) through July 31, 2009.  Additionally, we have had negative cash flows from operations since date of inception and have an accumulated deficit of $13,710,186 at July 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. We currently have no sources of financing available and we do not expect to earn any net income in the near term, although as part of our continuing management focus, we are continuously seeking new sources of capital.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the reporting period ended July 31, 2009, the Company recorded revenues of $1,613,925 from the sale of product made by the UK Biodiesel Plant on a trial basis.  The product is being produced in controlled batches for specific orders from targeted customers; this testing stage enables the Company to ensure that the Plant is able to scale production to meet increased orders with no loss of product quality.  The Company is simultaneously developing a sustainable feedstock supply and off-take strategy for the Plant.  Consequently, the Company will remain as a development stage entity until it is confident that the Plant is capable of producing biodiesel at specified certification consistently, in large volumes, across a wide distribution of customers.

Going Concern

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. The Company is actively seeking to raise equity and/or debt capital to be used for operations, and it has appointed third party lead advisors who are currently seeking to assist the Company raise equity and or debt financing.  This financing may be made directly into the Company or by way of direct investment into a special purpose vehicle in which the Company will hold a stake, although at this stage it is not known what form the investment may take.  There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar.  The functional currency of the Company’s subsidiaries, The Four Rivers BioEthanol Company Limited and BF Group Holdings Limited is in its local currency (Great British Pound – GBP). In accordance with SFAS No. 52 "Foreign Currency Translation," monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or for the period end.  The translation adjustments are deferred as a separate component of stockholders’ equity, captioned accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” ("SAB104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB101"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Inventory

The Company values its inventory at the lower of cost (first-in, first-out) or market. The Company uses estimates and judgments regarding the valuation of inventory to properly value inventory. Inventory adjustments, if necessary, are made for the difference between the cost of the inventory and the estimated market value and charged to cost of goods sold in the period in which the facts that give rise to the adjustments become known.

Cost of goods sold

Cost of sales includes cost of raw materials, direct wages, other direct costs, production related depreciation, loss on stock during the production process and shipping costs.

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

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the third quarter ended July 31, 2009 had no impact on the Company’s consolidated financial position, or results of operations.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the third quarter ended July 31, 2009 had no impact on the Company’s consolidated financial position, or results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the third quarter ended July 31, 2009 had no impact on the Company’s consolidated financial position, or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the quarter ended July 31, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS No. 165 had no impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers and Servicing of Financial Assets – an amendment of SFAS Statement No. 140” (“SFAS No. 166”). SFAS No. 166 will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162” (“SFAS No. 168”). This statement establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was the result of a project of FASB to organize and simplify all authoritative GAAP literature into one source. This statement is effective for interim reporting and annual periods ending after September 15, 2009. Accordingly, the Company will adopt SFAS No. 168 during the fourth quarter of fiscal 2009. The Company does not anticipate this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, current exchange rates, commodity prices or other market factors. We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our current assets and liabilities. At July 31, 2009, we had cash and cash equivalents consisting of cash on hand and highly liquid money market and demand savings accounts with original terms to maturity of less than 90 days. We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our liquid investments to maturity.

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

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

FOUR RIVERS BIOENERGY INC.

Date: September 11, 2009	By:	/s/ Gary Hudson
Name: Gary Hudson Title: President and Chief Executive Officer

Date: September 11, 2009	By:	/s/ Martin Thorp
Name: Martin Thorp Title: Chief Financial Officer