Form 10-K
period 2009-10-31
FOUR RIVERS BIOENERGY INC.
filed 2010-02-16
CIK 1312069

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: October 31, 2009

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-51574

FOUR RIVERS BIOENERGY INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	980442163
(State of Incorporation)	(I.R.S. Employer ID Number)

14 South Molton Street, 3rd Floor London, United Kingdom	W1K 5QP
(Address of Principal Executive Offices)	(Zip Code)

44 1642 674085

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ■    No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer □        Accelerated filer □        Non-accelerated filer □        Smaller reporting company ■

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes □    No ■

As of April 30, 2009, the aggregate market value of the common equity held by non-affiliates of the registrant was $14,078,454.

As of February 16, 2010, there were 7,921,356 shares of Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference: None

Four Rivers BioEnergy Inc.

Annual Report on Form 10-K

Fiscal Year Ended October 31, 2009

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include our limited experience with our business plan; unexercised options to acquire land suitable for our business; unconstructed bio-energy production facilities; integration and deployment of acquired assets; pricing pressures on our product caused by competition, sensitivity to corn prices and bio-oils, the demand for bio-fuels, the capital cost of construction, the cost of energy, the cost of production, and the price and production of diesel and gasoline; our dependency on our one  bio-diesel plant currently in testing phase; the status of the federal bio-fuel incentives and our compliance with regulatory impositions; the continuing world interest in alternative energy sources; and our capital needs.

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

Core Strategy

Our business plan is to build, through acquisition, expansion, improvement, consolidation and green field development, as appropriate, a network of logistically and technologically differentiated, profitable bio-energy plants across the United States, the United Kingdom and potentially elsewhere.

We believe that there is considerable opportunity at this time to build such a business and create substantial shareholder value for a number of reasons:

•

The government mandated growth in the use of Bio-fuels in blended gasoline and blending with petroleum diesel including the use of low sulphur diesel will, we believe, create a significant under-supply situation.;

•

The current immature and distressed state of the supply side of the market provides major opportunity to acquire and improve assets on a favorable basis;

•

The industry currently under utilizes available technology that can substantially improve operating efficiency and profitability and reduce carbon emissions; and

•

We believe that our management team has the breadth and depth of expertise and knowledge to effect this strategy.

Merger, Acquisition and Improvement Plans and Activity

Although the decline of the capital markets caused us initially to postpone and then to curtail plans to construct a green field site, it has presented an opportunity for the Company to consider acquisition possibilities as a base to deliver the original vision.  Since mid 2008 management has sought, identified and negotiated various acquisition opportunities which had become available out of distressed asset situations. Our strategy here is that the distressed state of the bio-ethanol and bio-diesel market continues to offer a window of opportunity to buy strategically important assets on favorable terms, and therefore we have decided to pursue the acquisition, improvement and integration of low cost, strategically important bio-fuels assets as the primary focus of our ongoing strategy.

Management believes that there are major opportunities to acquire, consolidate, expand and improve existing Bio-fuels plants, selecting specific assets by reference to detailed acquisition criteria that our management has developed. We believe that our management has the right mix of energy industry and corporate finance / acquisition skills and expertise to effect such a strategy.

The opportunity arises because of the combined impact on this emerging and relatively immature industry of several factors including:

(a) Several of the plants that were built during the rush to construct bio-fuels plants in the period 2005 to 2008 , in anticipation of rapid demand growth, were financed through heavily leveraged debt structures which proved to be inappropriate in the prevailing economic environment;

(b) In addition several of these new build plants were impacted by poorly negotiated construction contracts and excessive build costs which placed inappropriate and unsustainable strains on their capital structure;

(c) The impact of unexpected feed stock and ethanol price fluctuations, coupled with inadequate hedging arrangements and poor risk management have caused major problems for some plants;

(d) Although the technology exists to materially enhance plant efficiency few existing plants have been able to implement these technologies due to financial or operating constraints.

The substantial demand led expansion of the industry, coupled with the existing distressed state of many assets creates a good environment for our management team, with its blend of skills and expertise, to implement the targeted M&A strategy described above as an integral part of the Company’s overall objective of building a network of differentiated bio-energy plants across the US and into the UK and elsewhere.

During the last fiscal year we have consummated two asset acquisitions in line with this strategy.

The Acquisition of the STT ® assets and technology from Kreido Technology Inc.

On March 5, 2009, the Company acquired certain assets of Kreido Biofuels, Inc., a Nevada corporation (“Kreido”), including certain equipment, materials and machinery and intellectual property rights relating to the STT® technology developed by Kreido. The Company plans to commercialize the STT® technology for the production of bio-diesel fuel and other products in the chemical and pharmaceutical industries.  The purchase price of the assets acquired from the sellers was approximately $4.6 million, which the Company believes is at a significant discount from the original costs incurred in acquiring and/or creating those assets by the Kreido, since the vendor was under substantial pressure to dispose of those assets.

Management plans to deploy these assets in several ways. Initially we plan to introduce one of the acquired reactors into our UK bio diesel plant to test its tolerance and operations on a commercial scale and to demonstrate its capability. We will then consider wider application of the technology in bio-fuels and we will develop a commercial strategy that may involve selling, leasing or otherwise partnering with bio-fuels manufacturers to derive value through the use of our STT® reactors, know-how and technology.

The STT® technology has wide application outside the biodiesel area and the Company is currently exploring various opportunities and commercial arrangements, including possible licensing arrangements or technology sales, to derive value from such opportunities as a separate subsidiary revenue stream without distracting in any way from the Company’s core bio-energy strategy.  As an example, on or around November 30, 2009, the Company entered into a lease agreement with purchase options with Grean Technologies of Hamilton, Ohio for a Four Rivers STT® Reactor System. Grean Technologies will be using the system for process intensification research for their flavors and fragrances business.  This contract highlights the wide application of the STT® technology into other industries.

The Acquisition of biodiesel plant assets in North East England

On April 6, 2009, the Company signed a series of related agreements for the acquisition of a biodiesel plant and other assets located near Blyth, Northumberland, in North East England. The acquisition of the plant and related assets was from the administrator under a “pre-packaged” acquisition out of insolvency working with the principal creditor and the administrator.  The acquisition was of a completely constructed facility capable of producing approximately 30 million gallons per year (“mgpy”) of biodiesel from a broad band of feed-stocks, including waste cooking oils, other waste oils and virgin oils using technologies that are believed to be unique in the biodiesel industry. In addition, the acquisition included 147 acres of land situated about two miles from the port of Blyth, Northumberland, England, security and office buildings, furniture and office equipment, and motor vehicles.

The purchase price of the assets acquired from the administrator under a “pre-packaged” acquisition out of insolvency was $804,623 (translated at October 31, 2009), which the Company believes is at a significant discount from the carrying value of these assets in the accounts of the predecessor entity.  The purchase price reflected the pressure to dispose of the assets by the insolvency practitioner since this was the only viable deal offer being made for the benefit of creditors at that time.

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

Originally Proposed Kentucky Project

During 2008 we exercised options to purchase several adjacent parcels of land near Calvert City in Marshall County, Kentucky utilizing part of the capital we raised in December 2007.  Our planned land acquisition and consolidation strategy in Kentucky was largely completed in line with our original plans in early 2008.  The Company purchased and still owns approximately 437 acres of land in adjacent plots which together create unique access to major river, road and rail arteries.  In line with our then plans we improved the land plots through consolidation into one site and by carrying out archaeological, wetland and topographical surveys, geotech investigations, engineering and design for the then intended bio-energy facility and general permitting works.

The original planned development of the Kentucky site involved raising substantial debt and equity capital during 2008, following the initial placement of equity and acquisition and improvement of the Kentucky land. However, the severe and sudden decline in the capital markets caused us to initially postpone this work and the prolonged and deep global recession has effectively prevented us from pursuing that part of our original strategy and, conversely, opened up significant new opportunities to implement the second element of our original strategy – to acquire distressed assets on favorable terms and improve them.  Whilst we anticipate that at some point, recovery of the capital markets and the anticipated future under-supply of Bio-fuels will converge making ‘green field’ bio-fuels developments potentially economic again, we do not now believe that that situation will arise for a significant time; and during 2009, we concluded that it was in the best interest of the Company to seek to sell the Kentucky land, subject to a reasonable price being obtained, and release working capital tied up in the land to fund the business plans that we have developed around assets that we have acquired in line with the second and increasingly relevant part of our overall strategy.

Recent Capital Events

(a)

Capital Transactions and Events During the Year Ended October 31, 2008 (adjusted for the reverse split):

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

(b)

Capital Transactions and Events during the year ended October 31, 2009 and subsequently:

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

The aggregate cost of the assets was $4,681,269. Consideration paid includes $2,697,210 in cash, loan receivable applied to purchase in the amount of $100,000, issuance of 1,200,000 shares of the Company’s common stock (of which 300,000 shares are held in escrow as contingent consideration) and a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $8.00 per share with an expiration date of March 5, 2014. The warrant provides for anti-dilution adjustment in limited circumstances and piggyback registration rights with respect to the underlying shares of common stock.

The 300,000 escrowed shares will be held in escrow solely to cover the potential exercise of certain Kreido warrants that are exercisable by Kreido stockholders into Kreido shares until January 12, 2012. If these warrants are not exercised into Kreido shares, then the Company’s shares will be returned to the Company for cancellation.

The Company has allocated the cost of the assets acquired, based on relative fair value using the cost approach, as follows:

Plant and equipment	$4,398,089
Intangible assets (Patents)	283,180
$4,681,269

The value of the 300,000 shares held in escrow has been recorded as a deferred credit on the balance sheet and will be classified as such until the contingency involving those shares has been resolved. If the shares are cancelled, then the deferred credit will be applied against the cost basis of the assets acquired.

Acquisition of Biodiesel Plant Assets (”UK Plant”)

On April 6, 2009, the Company signed a series of related agreements for the acquisition of a biodiesel plant and other assets located near Blyth, Northumberland, in North East England. The acquisition of the plant and related assets is from the administrator under a “pre-packaged” acquisition out of insolvency.

The acquisition is of a completely constructed facility capable of producing approximately 35 million gallons per year of biodiesel from a broad band of feedstocks, including waste cooking, other waste oils and virgin oils using technologies that are believed to be unique in the biodiesel industry. In addition, the acquisition includes 147 acres of land situated about two miles from a major slack water port facility at Blyth, Northumberland, England, security and office buildings, furniture and office equipment, and motor vehicles.

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

The total cost of the acquisition of the biodiesel plant and other assets was $804,623, all of which is allocated to plant and equipment based on relative fair values.

Minority interest, representing the minority shareholders’ proportionate share of the equity of the Company’s subsidiary, BF Group Holdings Limited, is adjusted for the minority interest shareholders’ shares of the earnings or loss of BF Group Holdings Limited.  The minority interest was 15% and 0% at October 31, 2009 and 2008, respectively.  Losses applicable to the minority interest in BF Group Holdings Limited exceeded the minority interest in its equity capital.  Such excess and any further losses applicable to the minority interest will be charged against the Company’s consolidated deficit accumulated during the development stage, as there is no obligation of the minority shareholders to fund such losses.  Accordingly, the Company has not recorded a minority interest at October 31, 2009.

Granting of warrants to certain directors, employees and contractors

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

Other issuances of common stock and stock warrants and options:

On October 23, 2009, the Company issued 200,000 shares of its common stock to Geo Genesis at an aggregate compensation value of $150,000 which is based on the closing price of the Company’s common stock at $0.75 per share being the date on which the agreement became effective. The stock has been issued for services under the advisory agreement.

On October 14, 2009, the Company issued 16,667 shares of its common stock to Corporate Profile LLC at an aggregate compensation value of $29,667, which is based on the weighted average fair market value of the Company’s common stock of $1.78, on August 31, 2009 and September 30, 2009, the days on which the Company became contractually obligated to issue the shares, for services under an advisory agreement.

Group Internal reorganization and new subsidiaries

During the period December 23, 2009 and January 11, 2010, the Company incorporated three new entities, Four Rivers STT Technology, Inc., Four Rivers STT Trading Company, Inc., and Four Rivers Real Estate, Inc., referred to herein as (“the New Entities”).  All of the New Entities have been incorporated in Kentucky as part of a general restructuring of the Company’s current legal structure, and are wholly owned subsidiaries of the Parent, Four Rivers BioEnergy Inc.  Prior to the New Entities being established, several asset purchases made have resided in the Company’s wholly owned Kentucky based subsidiary, Four Rivers BioEnergy Company, Inc., and included the land purchases and the STT intellectual property and machinery and equipment.  These assets are independent of each other and have been transferred within the group into the New Entities as appropriate, to assist with creating greater visibility around the assets and any subsequent operations that may be linked to those assets.

Business Strategy around Acquired Assets

Through 2008 and into early 2009 the Company commenced negotiation around several possible acquisitions and rejected many in due diligence, having established a high threshold for its acquisition criteria.

It completed two such acquisitions during early 2009 the acquisition details of which are described above.

The first was the acquisition of a proprietary technology called STT® (Spinning Tube in a Tube Technology) which had been developed by a small West Coast based public company called Kreido Biofuels, Inc. (“Kreido”).

Kreido had invested in developing and patenting the STT ® technology and in constructing a series of reactors and associated equipment which it planned to use as the heart of a 50mgpy biodiesel plant that it aimed to construct. This proposed bio-diesel plant would utilize the STT® technology as the core reactor, which was proven to significantly increase the efficiency of bio-diesel production and substantially reduce the physical footprint of the plant.

Kreido was unable to construct the planned biodiesel plant and was forced to sell the technology and the reactors forming the core of their proposed Bio-diesel project. Four Rivers acquired virtually all of Kreido’s assets in March 2009, including the global patents that underpin the intellectual property and the array of part complete and complete reactors and associated machinery and equipment.

We believe that the STT® technology offers substantial opportunities to improve the efficiency of bio-fuels production and has developed a plan to exploit this opportunity. The first step of this plan is to integrate an STT® reactor into an existing bio-diesel (and then potentially a bio-ethanol plant), to test and demonstrate its capabilities and expand upon these. The subsequent acquisition by Four Rivers of an operational bio-diesel plant, described below, offers the opportunity to take this first step in a controlled and protected way.

The second asset acquisition was of an existing 30mgpy biodiesel plant near the deep sea water port of Blythe in Northern England, United Kingdom. Four Rivers acquired this asset out of insolvency.  The previous plant owners, who had converted a former Glaxo penicillin plant to biodiesel production, had run into financial difficulties as a direct result of the global credit crisis.  This plant acquisition brought with it several unique and valuable features including:

(a)

The proximity to an international sea port – Four Rivers is currently negotiating storage and pipeline access to directly access the port;

(b)

The ability to quickly and relatively inexpensively expand the plant to at least double its current capacity by converting further parts of the existing plant infrastructure;

(c)

Substantial know how and plant design functionality to allow the plant to utilise a wide and flexible range of waste oil products, including used cooking oil, as feedstock; and

(d)

A reputation and track record in the production of high quality accredited bio-diesel.

At the time of acquisition, the plant had been put into an idle state, due to the lack of funding.  Before and after acquisition, Four Rivers identified several areas where changes and improvements needed to be made.  Since the plant acquisition in April 2009, Four Rivers has made the required changes and improvements and invested approximately $6 million.  It is currently negotiating feedstock and off take contracts and new lines of capital with a view to recommencing production on a commercial scale.

Asset base and ongoing strategy

Since the reverse acquisition in December 2007, Four Rivers has made three important strategic acquisitions and made selected improvements to those acquired assets.  In summary, its balance sheet includes the following principle assets:

(a)

The Kentucky land, which is zoned for industrial use and benefits from significant improvement expenditures made by Four Rivers. Despite the general recessionary forces impacting land in the US this prime site has held its value and is valued at approximately its original cost of $6 million. It remains an ideal site, situation adjacent to the Kentucky river system and important arterial rail and road systems, for industrial development, including future exploitation in the bio energy and waste management sectors.

(b)

The acquired STT® technology, which Four Rivers has maintained, and a number of STT® reactors and associated equipment which were acquired from Kreido;

(c)

The UK bio-diesel plant which has been developed by Four Rivers to the point where it has substantial proven know-how and capability in the production of used cooking oil based biodiesel and is close to commercial scale operating capability.

In addition Four Rivers has other important intangible assets in the form of a diverse and expert management team and substantial network and understanding of the bio-fuels business, including several possible next stage acquisitions, subject to finance.

Four Rivers has now spent most of the original cash funding that it raised and now requires additional financing to commercialize its existing opportunities and to continue to progress its overall strategy.

The Board has recently concluded that, despite its potential longer term strategic value, it is sensible to dispose of the Kentucky land and focus on improvements of the existing acquired assets and then, as appropriate, make further strategic acquisitions that are consistent with its overall strategy and synergistic with its acquired assets and know-how. We believe that it will not become economic to develop new green field sites in the Bio-fuels space for at least two years and that the funds locked in the Kentucky land can therefore be better utilized in our overall strategy through arranging a sale of the land. In addition the Company is pursuing various other finance raising initiatives with a view to being able to commercialize its acquired assets.

Those financing initiatives essentially reflect and underpin the overall short term strategy of Four Rivers and include raising finance for the following key projects and initiatives:

1.

Funding  the feedstock procurement program (working capital) to operate the UK bio-diesel plant at commercial capacity and to bring the plant online at that level of production;

2.

Funding  the expansion of the UK plant to double its capacity, make several important improvements to the plant processes and to finance the Blythe post pipeline and storage initiative described above;

3.

Developing  the commercial plans that Four Rivers has developed for the application of its STT® technology in the advanced production of bio-fuels, including taking the important first step to integrate an existing STT® reactor at the Four Rivers Biodiesel plant in the UK ;

4.

As, when and if appropriate, making further selected strategic and synergistic acquisitions in the bio-fuels space, at a discount to cost, taking advantage of the opportunities that continue to present themselves, and integrating these with the operations planned around the existing assets.

Continuing and Future Capital Requirements

During 2009 the Board determined that it was in the best interest of the Company to focus its activities on the acquired assets and the business opportunities presented by exploiting those assets and building them into commercial undertakings. It was also becoming increasingly apparent that the opportunity to develop our green field site in Kentucky in the short term was becoming increasingly remote with the continuation of the global recession and we therefore concluded that we would market the land for sale with a view to selling it if a reasonable price could be secured. There has been interest in acquiring the land on an acceptable basis and we continue to market it through appointed agents. The possible sale of the land would release cash funds for reinvestment in the Company.

Although we have acquired certain assets and expended funds and efforts on the commercialization and improvement of those assets into potential business operations, we remain a development stage enterprise and we require ongoing sources of capital to complete the commercialization of these assets and develop them into potentially profitable businesses.  In common with most enterprises that require capital to develop and implement their strategy, we are challenged by the impact the crisis in the global capital markets is having on our ability to finance our plans.  To a significant degree, our business success will depend on the state of the capital markets, and investors in our securities should take into account the macro-economic impact of the availability of credit and capital funding when assessing the business development plans of the Company.

Following the acquisitions made during the year and the costs which we have incurred in stabilizing those acquisitions, which exceeded our expectations due to a variety of unforeseen factors, our free cash balances have been reduced to $1,399,437 as at October 31, 2009, ($564,627 as at January 31, 2010).

Whilst our total stockholders’ equity are recorded in our balance sheet at October 31, 2009 at $9,577,290, we have a working capital deficit of $421,878, as at the same date, and our ability to continue to operate as a going concern is dependent upon the success of the various short term financing initiatives that we are currently exploring together with the support that we are receiving from our creditors.

Currently the Company is engaged in seeking to close several capital raising initiatives to finance the ongoing development of the commercialization of the assets acquired during the financial year ended 2009 and to enable it to continue in normal operation. These include the possible sale of the Kentucky land, the possible raising of a secured loan on said land, pending its sale; and the possible sale of participating equity interests in our UK bio-diesel plant with strategic and or financial investors. At this stage there can be no certainty about the outcome of these initiatives or of their impact on the existing capital structure.

The Company is a speculative investment, and investors may lose some or all of their investment in the Company.

Description of Acquired Assets, Technology and Know-how

Spinning Tube in a Tube Technology SST® assets and technology

During the fiscal year ended October 31, 2009, the Company acquired the assets of Kreido which included the intellectual property and certain reactors and other equipment comprising a part complete 50mgpy bio-diesel plant utilizing the STT® technology.

The assets acquired included four skid mounted reactors, and ancillary equipment capable of producing 50 mgpy of Bio-diesel using multiple feed-stocks subject to being installed at a suitable location and the development of the infrastructure necessary to commence production. Initially it was our plan, subject to capital and further analysis, to consider installing these assets on the Kentucky land as a possible initial stage in the future development of the Kentucky land.  However, difficulty in raising additional capital to fund that plan led us to reconsider and, with the subsequent acquisition of a complete bio-diesel plant in the United Kingdom we decided that an alternative and less costly strategy would be to install some of the STT reactors in the UK plant and then use this as a demonstration and testing site to explore the wider and detailed applications of STT in bio-fuels.

In addition, to the skid mounted equipment, there are a number of additional complete and part complete reactors. We have been exploring the possibility of selling or leasing these into non bio-fuels applications as an ancillary strategy, since STT technology is recognized as having wider application.

STT® Reactor Systems are based on extensively tested and proven cutting edge process intensification technology developed over the past 10 years.  The system has a myriad of industrial applications for the bio-energy, chemical, pharmaceutical, food, flavors, fragrances, nanotechnology, and other industries.  As an example, we have recently (subsequent to fiscal year ended October 31, 2009) entered into a lease agreement with purchase options with a company who will be using the system for process intensification research for their flavors and fragrances business.

STT® technology creates significant increases in reaction rates where momentum, heat or mass transfers are involved.  A significant benefit of the STT® technology is that optimization can be determined on the bench scale (Magellan® series), which then easily scales up through the pilot production (Innovator® series) and then into the commercial scale.

Some of the advantages that the STT® reactor technology brings include:

•

Rate enhancement

•

Improved conversion

•

Selectivity enhancement

•

Continuous processing versus batch

•

Improved temperature and reaction environment control

•

Reduced catalyst consumption and solvent use

•

Reaction of normally immiscible materials

•

Mixing of materials with large relative viscosities

•

Improved safety in handling toxic and explosive materials

•

Rapid and efficient cleaning

•

Small reactor foot print compared to conventional reactors

The STT® Reactor System is based on our own intellectual property and relies on technology and a combination of 12 issued patents, additional patents pending, copyright, trade secret laws, and know-how.

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

Subsequent to October 31, 2009 we entered into a lease agreement with purchase options with a third party, for a Four Rivers STT® Reactor System, who will be using the system for process intensification research for their flavors and fragrances business.

UK Bio-diesel Plant

The UK bio-diesel plant (“the Plant”) is a former penicillin manufacturing plant, first used for that purpose by Glaxo in 1971. It ceased manufacturing penicillin in 2004 and was acquired in 2006 and converted into a bio diesel plant by VFuels Biodiesel Limited (‘Vfuels’), which had acquired the mothballed penicillin plant with capital provided by private investors (some of whom were also managers) and a professional private equity fund.  However, as a result of liquidity problems die to the capital markers downturn, Vfuels closed the Plant in November 2008 and declared bankruptcy in early 2009.

We acquired the Plant from the administrator under a ‘pre-packed’ arrangement for a total cost of $804,623.  Since the acquisition, we have invested in (i) recovering, stabilising, testing and preparing the Plant to ensure that its process is efficient and to mitigate operational risk and (ii) in the development of a viable commercial plan to the point of being ready to launch.  Our total cost, including acquisition and preparing the plant for commercial launch amounts to approximately £3.8million (approximately $6 million).

The Plant is now configured to a 24/7 capacity of 30 mmgy (approximately 97,000 US Tons p.a.) of Biodiesel using a wide range of used cooking oil, yellow grease and virgin oils as feedstock and it consistently produces bio diesel to the highest specification (EN14214). The Plant has substantial unused capacity and may be readily expanded for relatively small incremental cost to double the existing capacity, or more.  Our plan envisages an expansion to a 24/7 capacity of 75mmgy (250,000 US Tons p.a.) and the construction of a pipeline to the nearby deep sea port of Blyth and a tank farm to improve logistics. The plan also includes certain important technical enhancements (in line with the Four Rivers’ Bio Energy “Profit Improvement Program”) and the introduction of various technologies. We intended to introduce the STT® technology owned by Four Rivers, however, the financial impact of this has not been included in the current financial model and the 24/7 capacity would be increased to approximately 85mmgy (290,000 US Tons p.a.) when STT® is commercially in operation.

The Plant is located in the ‘Cambois Zone’ of Economic Opportunity, West Sleekburn near Blyth, North East England. It is located on a 146 acre plot of land zoned for industrial use and owned by Four Rivers. The Plant itself is situated on a secure site of 40 acres of that land with only 24 acres of which are developed. The facility is close to the deep sea port of Blyth and to major rail and road links and has full use of utilities, effluent discharge, required EA permits and a bonded warehouse status.

Being a former major penicillin plant, the Plant has substantial unused capacity, including large areas of vacant unused office and laboratory testing space and a significant volume of redundant, unused plant, storage vessels, tanks and piping. Whilst much of the surplus facility is not planned to be converted into a bio fuels facility and there is no planned intended use for that surplus, there are clear plans to use some of the surplus infrastructure and space to expand the production of bio fuels on a staged basis and the relative cost of doing so, compared to the cost of building a new facility, is minor. At that time it is also planned that a pipeline will be built to the port and storage facilities put in place – the logistics for this have already been planned.

The Plant is differentiated from many bio diesel plants not only in size but also because of its ability to consistently produce high quality bio diesel from a broad range of lower cost feedstock. Because of the Plant’s size and configuration and our know-how, it is currently capable of consistently producing EN14214 specification bio-diesel based on up to 10% FFA (free fatty acid) feedstock in a blended mix of feedstock

It is capable of using virgin (rape and soy) and a diverse range of used cooking oil (‘UCO’) feedstock in any combination and up to 100% of either. This provides a substantial economic advantage over plants that can only process virgin oils and/or have limited ability to process used oils with high levels of FFA.

We have been in detailed discussion with feedstock providers both in Europe and the USA and, separately with prime risk off takers and believe that we can secure the feedstock and the off take arrangements to support our plan, thought these discussions have not been finalised, and we cannot guarantee that they will conclude in a transaction.

The certainty of quality of the output using a range of FFA content used oils in a high blend of UCO with virgin oil feedstock is a major differentiator of the Plant and assures that it is likely to be able secure bulk sales of its bio-diesel on the national and international markets at good off take prices. The higher use of UCO also significantly reduces the carbon footprint of the fuel compared to pure virgin feedstock and mineral oil based plants.

Subsequent to the acquisition, Four Rivers has undertaken four main streams of activity and has invested direct costs of approximately $6 million into the plant.

1.

To perform a detailed operational review of the Plant and restore it to an efficient operating condition after its previous owner was forced to close down operations;

2.

To test and understand the Plant’s production process and proprietary recipe / process, which involves the use of a blended range of used oil feedstocks in combination with virgin oils; in order to determine the optimal approach to bulk production and an effective commercial and logistics strategy for acquiring feedstock and for securing the sale of the end product;

3.

To complete the specification and planning of plant expansion, improvement and technology introduction projects which were identified in outline during our due diligence process and which, in combination, will transform the operational efficiency and nature of the plant;

4.

To introduce, on site, an independent quality standard certification and QA/QC facility in the form of Inspectorate, a globally respected company in the sector; and

5.

To develop a phased business plan to implement 2 and 3 above.

Four Rivers has now completed the activities set out above and now presents the Plant in a fully tested and functional state with a comprehensive business plan that includes a viable commercial and logistics strategy, a fully flexible financial plan and a technology and operational improvement strategy.

Having demonstrated that the Plant is operationally and technically viable and produced and sold approximately 4 million litres of EN14214 specification bio-diesel successfully on a test basis, the Plant has been placed into a warm idle state pending the introduction of working capital finance to enable it to operate on a commercial volume basis.

Since October 31, 2009 Company’s management has continued to identify and negotiate possible new sources of debt and equity finance and is in advanced discussion with several potential providers of such finance. However, at this time we have not entered into any definitive agreements to raise finance and consequently there can be no certainty about our ability to raise adequate finance to support planned operations.

The Market

US Bio-diesel Market

Characteristics of Bio-diesel

Biodiesel is a clean-burning, non-toxic and biodegradable renewable fuel that is an alternative to petroleum diesel. Biodiesel is primarily used in blends with petroleum diesel as a fuel for trucks and automobiles, but can also be used as heating oil and in a variety of other applications, including marine transportation, electrical generation, farming equipment and mining operations.

Biodiesel contains no petroleum and is a renewable fuel because it can be made from a variety of renewable raw materials, or ''feedstocks’’, including vegetable oils, animal fats and waste cooking oils. Biodiesel performs comparably to petroleum diesel in terms of fuel economy, horsepower and torque and offers many benefits over petroleum diesel. The use of biodiesel reduces greenhouse gas emissions (both tailpipe emissions and emissions on a total lifecycle basis, including emissions created in the production of biodiesel), as well as other emissions such as particulate matter, carbon monoxide and unburned hydrocarbons. Biodiesel is more biodegradable than petroleum diesel and is also safer to transport due to the higher temperature at which biodiesel ignites, known as its flashpoint.

Biodiesel can be used in its pure form as a direct substitute for diesel fuel or can be mixed at any level with petroleum diesel to create a biodiesel blend. This distinguishes biodiesel from ethanol, which can be blended with gasoline at higher levels only for use in specially modified engines and therefore is not generally used as a direct substitute for gasoline. A blended biodiesel fuel may offer improvements over low-sulphur, unblended petroleum diesel because its increased lubricity has the ability to extend engine life and reduce maintenance costs. In addition, biodiesel has a significantly higher cetane rating, which is a measurement of diesel ignition performance, than petroleum diesel. As a result, biodiesel can improve the ignition performance of diesel engines when it is used in blended or pure form.

Biodiesel blends at various concentrations and can be used in diesel engines without modifications. Biodiesel blends vary according to geographic region and climate, but the most commonly-used blends generally range from a blend of 2% biodiesel and 98% petroleum diesel, or (“B2”), up to a blend of 20% biodiesel and 80% petroleum diesel, or (“B20”). We believe that worldwide usage of biodiesel will significantly increase in accordance with government instituted renewable fuels standards and blending mandates, as well as a general increase in the use of diesel.

The process used to convert this feedstock to Bio-diesel is called transesterification. This process is the reaction of a triglyceride (fat/oil) with an alcohol to form esters and glycerol, using a catalyst, which is typically sodium hydroxide (caustic soda) or potassium hydroxide (potash).  After the reaction time, which can be from one to eight hours, two major products are created, Bio-diesel and glycerin. These are separated, excess alcohol is removed by evaporation, and the products are washed and purified. Transesterification is an economical process, requiring only low temperatures and pressures and producing a 98% conversion yield. Bio-diesel is primarily a substitute for Ultra Low Sulphur Diesel, “ULSD”, sometimes referred to as “City Diesel”.

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

The value of Bio-diesel is determined by five factors:

•

Price of Diesel /Heating Oil (quoted on NYMEX).

•

Premium of Bio-diesel as a blend component in ULSD vs. Heating Oil due to its lower sulphur and improved lubricity.

•

Discount due to lower energy content.

•

Fiscal incentives.

•

Blending, distribution & marketing economics vs. the petroleum fuel alternative.

Benefits of Biodiesel

According to the National Biodiesel Board, environmental benefits in comparison to petroleum based fuels include:

•

Biodiesel reduces by as much as 65% the emission of particulates, which are small particles of solid combustion products. This can reduce cancer risks by up to 94% according to testing sponsored by the Department of Energy.

•

Biodiesel does produce the same or slightly more (up to 7% more) nitrogen oxide (“NOx”) emissions than petrodiesel, but these emissions can be reduced through the use of catalytic converters. As biodiesel contains no nitrogen, the increase in NOx emissions may be due to the higher cetane rating of biodiesel as well as higher oxygen content, which allows it to convert nitrogen from the atmosphere into NOx more rapidly. Properly designed and tuned engines may eliminate this increase.

•

Biodiesel has higher cetane rating than petrodiesel, and therefore ignites more rapidly when injected into the engine. It also has the highest energy content (B100) of any alternative fuel in its pure form.

•

Biodiesel is twice as biodegradable as petroleum oils and is non-toxic. Tests sponsored by the United States Department of Agriculture confirm biodiesel is less toxic than table salt and biodegrades as quickly as sugar.

•

In the United States, biodiesel is the only alternative fuel to have successfully completed the Health Effects Testing requirements (Tier I and Tier II) of the Clean Air Act (1990).

In addition, the National Biodiesel Board lists the following advantages of biodiesel over other alternative fuels:

•

Today, diesel engines can run most biodiesel blends with no modifications.

•

Biodiesel does not need investments into new infrastructure. It can use the current distribution and retail infrastructure.

•

Biodiesel can be blended in any percentage with petrodiesel.

•

Biodiesel has the highest energy content (BTU) of any alternative fuel.

•

Harmful emissions (carbon monoxide, particulate matter and hydrocarbons) are reduced by more than 50% compared with petrodiesel.

•

Biodiesel is the only alternative fuel to pass Tier 1 and Tier 2 health effects testing required by the Clean Air Act.

•

Biodiesel has a positive energy balance.

•

Biodiesel can capitalize on existing infrastructure to quickly and efficiently satisfy a portion of world energy needs.

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

UK Bio-diesel Market

The UK market for UCO is not well developed and according to official records amounts to between 80,000 and 100,000 MT per annum.

The official market is essentially owned by a few aggregators and traders, all well known to us and willing to supply to the Plant under our management. The market is known to be immature and the suppliers which to expand it and professionalize it. We have had recent discussions with most of the suppliers with a view to being able to buy UCO forward on a quarterly, or six monthly contract basis rather than simply on a spot basis and, with adequate working capital lines the Plant would benefit substantially from such an arrangement. We believe there is a major opportunity for the Plant to be a significant player in the consolidation and maturation of the UK UCO market. Further, although the market for UCO in the UK is limited the Plant is not constrained domestically; we have investigated the potential to import yellow grease from Houston, Texas to Blyth at a discount to the current UK UCO market price.

Typically, UCO trades at a discount to Virgin Oils of around 30% in the UK although this has varied between 15% and 35% over the past few years due to the immature nature of the market. However in the US it typically trades at 50% of Virgin Oil prices (Soybean Oil).

The end users for bio diesel of the quality produced by the plant are primarily the refinery blenders e.g. BP, Shell, and the transport market e.g. GB Oils, Harvest Energy, various nationwide super market chains. The key challenge is the ability to provide adequate bulk with consistency of quality and certainty of delivery. The UK Plant is able to meet this challenge and the consistency of quality of output is a key differentiator. We therefore do not foresee a difficulty with selling output and have had discussions with many of the potential off takers referred to above who confirm this. We have also recently commenced contractual negotiations with a major off-taker on the basis of a 5 year framework agreement with benchmark pricing mechanism to North West Europe prices and the ability to seek to lock in prices within the framework for 3 or 6 month periods to match feedstock requirements.

B100 or Fame 0 are commonly acknowledged pricing levels in the US and Europe respectively for bio-diesel. We have carried out a detailed analysis of the commodity markets for Crude Oil, Heating Oil, B100 and Fame 0 for the historic data that is currently available to establish a correlation between them and have projected prices forward based upon those links and the Crude Oil / Heating Oil curve from NYMEX.  These numbers form the basis of our plan.

The margin spread, because of the high blend content of less expensive UCO, is healthy, especially relative to plants that are wholly or substantially dependent on virgin oils as major feedstock. At current available prices for feedstock and off take the gross product margin generated by the plant on diesel is around 10%. The planned enhancements that arise out of introducing the technologies and other improvements improve this margin substantially further.

The current UK Government renewable energy strategy is summarized below:

Carbon Reduction commitment

The Carbon Reduction commitment covers all organizations with an annual electricity usage of greater than 6,000MWh metered through at least one half hourly meter. It was envisaged that the qualifying year would be 2008 but due to consultations and delays in implementation the qualifying year will now be 2010/2011 with the first purchase of allowances in April 2011. These allowances will be fixed at £12 per tonne of CO2 emitted. The expected obligation for Four Rivers BioFuels Limited will be £50,000/ annum.

Renewable Obligation Certificates (“ROC’s”)

Renewable Obligation Certificates for biodiesel are currently not available. This is principally due to the use of methanol in the manufacturing process. The majority of methanol currently available in the market place is derived from fossil resources. There is some bio-methanol available at a premium but currently does not satisfy Ofgem the body responsible for granting ROCs. Work is currently being carried out with Thames Water, Four Rivers Biofuels Limited and Ofgem to establish biodiesel produced at West Sleekburn as a fuel that qualifies for ROCs. As Ofgem have indicated that off-setting is not an option, it is expected that some supply chain issues will need resolving. However the advantage is that our current process and batch segregation should be adequate for Ofgem approval.

Renewable Transport Fuels Obligation (“RTFO”)

The Renewable Transport Fuels Obligations Order 2007 imposes an obligation on suppliers of fossil fuel for road transport to produce renewable transport fuel certificates (RTF Certificates) showing that in each obligation year a specified proportion of fuel supplied is renewable fuel. This legislation was backed up by penalties of 15p per litre for failing to meet obligations and a reduction of 20p per litre on the duty payable on bio-fuels. Due to a loophole in the legislation large quantities of fossil fuels fell outside the definition of relevant hydrocarbon oil and therefore attracted zero obligations. The RTFO Amendment Order 2009 closed this loophole and introduced new targets at a lower percentage of total fuel.

The Government has reflected these changes for 2010/2011 by announcing that the duty payable on biodiesel, (subject to the exception described below), will be the same as ultra low sulphurdiesel (ULSD) with effect from April 2010, but there will be an increase in the buyout price from 15p/litre to 30p/litre.  However, with effect from April 2010 and until March 2012, the duty relief of 20p/litre has been continued for Used Cooking Oil derived bio-diesel but not that produced by virgin oils, thus favoring our plant.

RTF Certificates (one awarded for each qualifying litre of bio-fuel) are now starting to trade at increasing values and have increased from nil in 2007/8 to up to 9pence currently. This upward trend is expected to continue.

Feed-Stock Supply – Biodiesel

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

A wide range of feedstocks may be used to produce biodiesel, including vegetable oils (such as soybean and canola oils), palm oils, animal fats (such as tallow and lard), and yellow grease (such as recycled cooking oil and tallow blended together). Historically, the majority of biodiesel produced in North America has been made from soybean oil, whereas the majority of biodiesel produced in the European Union (“EU”) has been made from rapeseed, or canola oil. This is largely due to the proximity of supply of these two seed oils in these markets and the inability of many technologies to efficiently and economically convert feedstocks with higher FFAs, such as palm, animal fats and recycled oil, into biodiesel. Biodiesel producers choose which feedstock to use based on compatibility with their process technology, as well as price and local availability. Feedstock prices vary substantially over time and feedstocks themselves vary according to local agriculture, weather and soil conditions. In addition to rapeseed oil and soybean oil, potential feedstocks include palm oils and a wide variety of other vegetable oils, such as sunflower, corn and cotton oils. Yellow grease is used in considerably smaller volumes than pure vegetable oils.

Additional feedstocks may be used to produce biodiesel in the future. For example, we believe that jatropha, an adaptable bush or tree that produces a toxic, inedible oil, has the potential to become an important source of feedstock for biodiesel in the near future because it adapts well to semi-arid, marginal soil locations where other higher-value food crops cannot be grown. Substantial amounts of capital are being spent around the world planting jatropha, and we are actively pursuing projects which would allow us to source this feedstock in the future. Another potential feedstock is algae. Algae are comprised of approximately 40% triglycerides, and new methods to grow and harvest it on a commercial basis are currently being developed. Governments around the world have demonstrated a strong interest in each of these products as new, potentially abundant sources of cash crops for their countries.

Biodiesel production costs are highly dependent on these feedstock costs. Typically, the costs of fats, oils or greases used to make biodiesel constitute a majority of the finished product cost. The economics of biodiesel production are primarily affected by the pricing of feedstocks, some of which are commodities (such as seed oils and palm oil), the pricing for refined biodiesel of ASTM or EN quality, and the pricing for petroleum diesel. To produce biodiesel economically, a producer must seek to minimize feedstock and other production costs and maximize yield, which is the extent to which feedstock is fully converted into methyl esters. The relative cost of the various feedstocks depends largely on the content of free fatty acids (typically, the higher the FFA content, the lower the cost) and whether the feedstock may be used in the edible food market. Feedstock costs are also influenced by a number of other factors, including consumer demand for food quality feedstocks, industrial demand for non-food quality feedstocks, weather conditions, production levels, availability of feedstock export markets and government regulation including tax incentives. In order to minimize feedstock costs, we believe the ability to utilize a wide variety of feedstocks efficiently and interchangeably, as the Houston, Texas refinery has the ability to, are imperative to gaining a competitive advantage in the biodiesel production market.

Bio-diesel Feedstock Markets

Biodiesel is produced by a reaction of a vegetable oil or animal fat with an alcohol such as methanol in the presence of a catalyst to yield mono-alkyl esters and glycerol.

A variety of oil and fats feedstock need to be considered for Biodiesel production from both a cost and product quality perspective.

Oil feedstock cost typically comprises 65% to 90% of the overall production costs and for this reason alone Four Rivers sees flexibility on feedstock options as being an important factor in management of risk going forward. Virgin oils are priced higher than Used Cooking Oils (UCO) or Waste Vegetable oil and animal derived tallow but there is a trade off with product quality and yield. A mix of oils and fats may deliver a more appropriate balance on both cost and quality.

The type of oils used will also determine the pour point and quality characteristics of the biodiesel produced. The pour point for the fuel is the temperature at which the flow of fuel will stop. The iodine value (IV) of an oil will provide an indication of the biodiesels pour point.

As a general rule oils of a higher Iodine Value have a lower melting point producing a better biodiesel for colder weather. Low-IV oils have higher cetane values and are more efficient fuels than high-IV oils, but they also have higher melting points and are usually solid at room-temperature. Biodiesel made from low-IV oils therefore also has a higher melting point and might only be suitable for use as summer fuel.

The UK plant has to date utilized UCO/WVO, Soy Bean Oil and Rapeseed Oil as its feedstock main feedstock component.

The following is a review of market data relating to each of the feedstocks the plant is considering for use.

1)

Used Cooking Oil/Waste Vegetable Oil

Markets and potential availability

Extensive searches have been made to try and obtain data on the size of the UCO market. Compared to most other commodities traded throughout the world the volume data on UCO availability is very limited. A study carried out in 1996 by Dr M Mittelbach collected information on the quantities of waste vegetable oils produced per capita for each European Country.  This varied from 5kg to 13kg per capita.

United Kingdom

According to the Environment Agency (EA) October 2007 WRAP report the UK market size for collected UCO was 100,000 tonnes per year. This was comprised of 80,000 tonnes per year from Catering Premises and 20,000 tonnes per year from Food Manufactures.  As the EA authorize waste collectors and receives periodical returns of waste oils movement this is assumed to be an accurate figure. However they believe this is only half the story with a further 100,000 tonnes/year being disposed of illegally. This is closer to the per capita estimate in the table above.

The level of backroom refineries and the size of the black market in the UK for both UCO and Biodiesel is not known but (Guardian 10th May 2008) suggestions are that in 2005/6 there were around 1,400 small scale plants producing a few thousand litres a year and around 20,000 individuals making private arrangements to collect and process oil from local restaurants, chip shops and food manufactures. Since then the price of diesel has more than doubled and the availability of home brew kits has increased.

Taking the three scenarios below a significant amount of UK available UCO could be consumed by this un-measured back room market:

1.

The 1,400 plants producing the maximum quantity allowed of 2500 litres without having to pay duty

2.

All 20,000 estimated private collectors producing the maximum quantity (2,500) without duty

3.

30,000 private collectors producing the maximum quantity (2,500) without paying excise duty. (A 50% increase since 2005/6)

	Number of Manufactures	Annual Production (Ltrs)	Total qty of Biodiesel produced ltrs/year	Required Quantities of UCO (tonnes/year)
1	1,400	2,500	3,500,000	2,692
2	20,000	2,500	50,000,000	38,462
3	30,000	2,500	75,000,000	57,692

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

Bio-ethanol has two potential gasoline markets.   The E10 gasoline market is one where Bio-ethanol is used as a high octane blending component in traditional gasoline.  This is equivalent to an aggregate Bio-ethanol demand of 14.4 billion gallons based upon 2006 consumption figures.  Bio-ethanol can be incorporated into the gasoline blend at the rate of up to 10% without the need to modify existing vehicles.  To go above 10% in the United States will require the approval of the automobile manufacturers before the oil industry would be willing to do so, barring some form of legislative mandate.

The E85 gasoline market is one that uses motor fuel blends of up to 85% Bio-ethanol and just 15 percent gasoline.  This gasoline can only be used in flexible fuel vehicles, and there are currently only about 6 million of such vehicles on United States roads.  Such vehicles can be made in most vehicle classes.  Although small, there is a growing number of fuelling stations where such E85 gasoline is sold, mostly in the Midwest.  Although this market could represent a future significant market, it represents only one percent of the total Bio-ethanol used in the United States fuel supply, which was itself, comprised of only 4% of gasoline.  Additionally, it will take a significant amount of investment to develop a distribution network and availability of such vehicles and manufacturer and consumer acceptance.

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

Current state of the market

During 2008 and 2009 many of the existing producers have suffered financial and operating difficulties.  These have been caused by a variety of factors including the fact that many newly built plants have been financed through corporate vehicles with large levels of debt that have proved to be excessive in the light of fluctuations in feed stock prices and ethanol prices. Additionally, some of these plants have proven to be poorly designed with inadequately negotiated construction contracts.  This has resulted in some cases in cost overruns adding to the overall level of cost of the project.  Further some operators have failed to properly match feed stock and ethanol off take prices with appropriate risk management and / or hedging procedures. All of the above has led to a high degree of financial and operating distress in the market and the lack of capital to compensate for this has had a definite deleterious impact. The Company believes this to represent an opportunity, since it believes that it has the multi-disciplinary skills set and expertise in our management team to acquire distressed plants, recover and improve them ahead of the under-supply, generally expected to face the market in 2010 and beyond.

Government Support for Renewable Energy

Overall there appears to be strong government support for renewable energy although it is still very early in the detailed implementation stage to determine what, if any, additional positive impact there will be directly to the Company of such support.

From time to time both the federal and state governments propose and adopt legislation that aids the bio-energy industry.  These initiatives take many forms, including tax incentives through producer and infrastructure credits, tariff protections, target mandates for use of bio-fuels, and national standards.  Additionally, indirect support can be found in state and local tax reductions, public financing and various other incentives through, for example research grants, job creation grants.  Because of the issues surrounding the access to oil around the world, the increasing demand for oil, issues relating to maintaining and increasing output and speculation in oil and its derivatives, the bio-energy industry believes it will continue to have support of the federal and state governments in the United States and other industrialized countries as they seek to promote alternatives to petroleum based energy and reduce the reliance on oil.

A number of federal and state regulations mandate the use of biodiesel blends. The Energy Independence and Security Act of 2007 requires a 36 billion gallons per year renewable fuels standard (RFS) by 2022, to be administered by the U.S. Environmental Protection Agency. The new RFS began in 2008 and requires 12.95 billion gallons of bio-fuels to be used in 2010. The RFS contains the following sub-levels:

•

15 billion gallons of the ultimate 36 billion gallon requirement by 2022 will come from “conventional bio-fuels” and includes biodiesel;

•

21 billion gallons of the overall 36 billion gallons mandate are to be “advanced bio-fuels” (defined as cellulosic ethanol, ethanol derived from sugar or starch, biogas, biomass-based diesel, butanol or other alcohols and other fuel derived from cellulosic biomass) by 2022;

•

16 billion gallons of the “advanced bio-fuels”, under the same timeframe, are to come from cellulosic bio-fuel; and

•

1 billion gallons by 2012 are required to be from biomass-based diesel.

Government Support for Bio-Diesel

In October 2008, the Federal Government extended the tax credit of $1 per gallon of Bio-diesel to producers through to December 31st 2009. Based upon the positive and continued support by the new administration it was generally considered that this mandate would be extended but, to date, this has not occurred due to delays and there continues to be uncertainty

There is also an additional State income tax credit on Bio-diesel for Bio-diesel producers and blenders equal to $1 per gallon with a cap of $10 million.

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

Environmental Matters

The Company will be subject to various stringent federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. There can be no assurance given that the Company will be able to meet these standards, or in the future the Company will  be at all times in complete compliance with these laws, regulations or permitting requirements. It is possible that the Company will become subject to legal actions brought by environmental, regulatory authorities, advocacy groups and other parties for actual or alleged violations of environmental laws and regulations.

Employees

The Company currently has employment or service contracts with seven individuals who provide ongoing consulting, management and support services to the Parent Company.  In addition there a further three individuals with service contracts to commercialize our STT® operations; and we currently have forty five employees at our UK Plant.  None of our employees are represented by a collective bargaining agreement and we believe our relations with our employees to be good.  As we implement our business plan, some consulting positions may become employee positions, and we expect to hire additional employees.

Item 1A.  Risk Factors

There are many risks that affect our business and results of operations, some of which are beyond our control. If any of the following risks actually occur, our business, financial condition or operating results could be materially harmed. This could cause the trading price of our common stock to decline, and investors may lose all or part of their investment.

Risks Related to the Bio-Fuels Industry

The abundant competition and rapidly changing technology in the bio-fuels industry may impair our success.

The renewable energy marketplace is highly fragmented, competitive and subject to rapid technological change, and we may be unable to successfully compete. Evolving industry standards, rapid price changes and rapid product obsolescence also impact the market. We currently compete in the market for renewable energy products and services and against companies that are better capitalized than us. Our competitors include many domestic and foreign companies, many of which have substantially greater financial, marketing, personnel and other resources than we do. Our current competitors or new market entrants could introduce new or enhanced technologies, products or services with features that could render our technologies, products or services obsolete or less marketable. Our success will be dependent upon our ability to develop superior energy products in a cost effective manner. In addition, we may be required to continually enhance any products that are developed as well as introduce new products that keep pace with technological change and address the increasingly sophisticated needs of the marketplace. There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully develop products that will succeed in the marketplace.

Changes to the currently favorable regulations and legislation within the bio-fuels industry may adversely impact our future revenues.

The favorable legislative and regulatory climate for the renewable energy industry may not continue. The viability of our renewable energy projects will be in large part dependent upon the continuation of a favorable legislative and regulatory climate with respect to the continuing operations and the future growth and development of the renewable energy industry. Government regulations, subsidies, incentives and the market design have a favorable impact on the construction of renewable energy facilities. If the current government regulations, subsidy and incentive programs or the design of the market are significantly modified or delayed, our projects may be adversely affected, which may have a material adverse effect on the Company.

On August 6, 2009, a Bill was introduced to the Senate, the Biodiesel Tax Incentive Reform and Extension Act of 2009 that would modify and extend the existing tax credit program for biodiesel.  The key points of the Bill are to:

•

Change the incentive from a blender credit to a production tax credit.  Producers of biodiesel would qualify for the entire $1/gallon credit without the need to blend their fuels with taxable (petroleum) fuels.

•

Provide the $1 per gallon tax credit for the production of biodiesel, renewable diesel and aviation jet fuel that complies with fuel standards and Clean Air Act requirements that define qualified fuels under current law.

•

For small producers, those with an annual production capacity of less than 60 million gallons, the credit increases from $1 to $1.10 for the first 15 million gallons of biodiesel produced.

•

Simplify the definition of “biodiesel” to encourage production from any biomass-based feedstock or recycled oils and fats.

•

Simplify the coordination between the income tax credit and the excise tax liability to tighten compliance and reduce administrative burdens on taxpayers.

•

Extend this tax credit for five years, eliminating the uncertainty from the expiration at the end of 2009.

The elimination or significant reduction in these tax credits could harm our business, financial condition and results of operations.

The pricing of renewable energy may fluctuate significantly due to the price of oil and gas.

The market price of renewable energy fuels is volatile and subject to significant fluctuations, which may cause our profitability to fluctuate significantly. The market price of renewable energy fuels is dependent on many factors, including the price of gasoline, which is in turn dependent on the price of crude oil. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, countries comprising the former U.S.S.R., Venezuela, Nigeria, and other countries and regions. The industrialized world depends critically on oil from these areas, and any disruption or other reduction in oil supply or other types of instability in these regions, such as an escalation of conflicts, can cause significant fluctuations in the prices of oil and gasoline. We cannot predict the future price of oil or gasoline. Unprofitable prices for the sale of renewable energy fuels may result from the significant fluctuations in market prices. In recent years, the price of crude oil, gasoline and renewable energy fuels all reached historically unprecedented high levels, although prices for oil, gasoline and renewable energy fuels declined substantially in 2008-09. As the prices of gasoline and petroleum materially decline, we believe that the demand for and price of renewable energy fuels may be adversely affected. Fluctuations in the market price of renewable energy fuels will likely cause our profitability to fluctuate significantly.

The pricing of renewable energy may fluctuate due to the level of production of renewable energy.

We believe that the production of renewable energy fuels is expanding rapidly, especially in the United States. There are a number of new plants under construction and planned for construction. We expect existing bio-fuels plants to expand by increasing production capacity and actual production. Increases in the demand for bio-fuels may not be commensurate with increasing supplies of renewable energy fuels or power. Thus, increased production of renewable energy fuels or power may lead to lower renewable energy fuel prices. The increased production of renewable energy fuels and power could also have other adverse effects. For example, increased renewable energy fuels production could lead to increased supplies of co-products from the production of renewable energy fuels. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of renewable energy fuels could result in increased demand for renewable energy fuel supplies. This could result in higher prices for such supplies and cause higher renewable energy fuels production costs, which would result in lower profits. We cannot predict the future price of bio-fuels. Any material decline in the price of renewable energy fuels or power will adversely affect our sales and profitability.

Alternative energies are becoming increasingly important in the United States and world economy, causing increasing investment devoted to improvements and development of new alternatives and technologies.

As a result of increasing interest and investment in the development of alternative energy sources, it is expected that there will be significant developments during the next decade. The development and implementation of new technologies may cause a reduction in the costs or use of bio-fuels or result in better alternatives. It cannot be predicted when new technologies may become available, the rate of acceptance of new technologies by competitors and customers, or the costs associated with such new technologies. In addition, advances in the development of alternatives to bio-fuels could significantly reduce demand for or eliminate the need for them. Any advances in technology may require significant capital expenditures to remain competitive.  In addition, they may have an impact on the efficacy of the Company’s operations and future results of operations and financial condition.

The Company has a working capital deficit and has short term requirements to raise new capital, furthermore the ongoing capital needs of the Company will be significant, which will require the Company to issue additional securities including debt and equity securities or a combination thereof or to enter into various loan arrangements.

Although we have acquired certain assets and expended funds and efforts on the commercialization and improvement of those assets into potential business operations, we remain a development stage enterprise and we require ongoing sources of capital to complete the commercialization of these assets and develop them into potentially profitable businesses. In common with most enterprises that require capital to develop and implement their strategy, we are challenged by the impact the crisis in the global capital markets is having on our ability to finance our plans.  To a significant degree, our business success will depend on the state of the capital markets, and investors in our securities should take into account the macro-economic impact of the availability of credit and capital funding when assessing the business development plans of the Company.

Following the acquisitions made during 2009 and the costs which we have incurred in stabilizing those acquisitions, which exceeded our expectations due to a variety of unforeseen factors, our free cash balances have been reduced to $1,399,437 at October 31, 2009.

Whilst our total net assets are recorded in our balance sheet at October 31, 2009 at $9,577,290, we have a working capital deficit of $421,878, as at the same date, and our ability to continue to operate as a going concern is dependent upon the success of the various short term financing initiatives that we are currently exploring together with the support that we are receiving from our creditors.

Currently the Company is engaged in seeking to close several capital raising initiatives to finance the ongoing development of the commercialization of the assets acquired during 2009 and to enable it to continue in normal operation. These include the possible sale of the Kentucky land, the possible raising of a secured loan on said land, pending its sale; and the possible sale of participating equity interests in our UK bio-diesel plant with strategic and or financial investors. At this stage there can be no certainty about the outcome of these initiatives or of their impact on the existing capital structure.

The Company is a speculative investment, and investors may lose some or all of their investment in the Company.

Risks Related to the Biodiesel Industry

The biodiesel industry is highly dependent on a mix of legislation and regulation (including tax incentives) and any changes in legislation or regulation could harm our business, results of operations and financial condition.

The competitiveness of the biodiesel industry currently depends to a large extent on tax incentives and renewable fuel standards. We blend our biodiesel in the United Kingdom at our facility in Northumberland, in the north east of England. We are entitled to credits against the U.S. federal excise taxes imposed on the removal of biodiesel from any refinery or terminal and sales of biodiesel to certain persons. We cannot assure you that the biodiesel fuels credit or any other government incentive programs will be renewed on similar terms, if at all. Any failure to renew such incentive programs at all or on similar terms could harm our business, financial condition and results of operations. In addition, the tax credit and other federal and state programs that benefit biodiesel generally are subject to U.S. and other government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures that might in the future be the subject of challenges.

In recent years, the U.S. federal government has sought to stimulate the production and use of biodiesel fuel. The primary incentive is the biodiesel fuels credit, which was enacted as part of the American Jobs Creation Act of 2004 (Public Law No. 108-357) and modified by Energy Tax Incentive Act of 2005 (Public Law 109-58) and the Economic Emergency Stabilization Act of 2008 (Public Law No. 110-343). Under Section 40A of the Internal Revenue Code (26 U.S.C. 40A), the biodiesel fuels credit is equal to the “biodiesel mixture credit” plus the “biodiesel credit.” The biodiesel mixture credit is $0.50 per gallon or for fuel produced or sold after December 31, 2008, $1.00 per gallon. The biodiesel mixture credit is available for biodiesel (including agri-biodiesel) used by the taxpayer in the production of a qualified biodiesel mixture (a mixture of biodiesel and diesel fuel) which is sold by the taxpayer producing such fuel mixture to any person for use as fuel or is used as a fuel by the taxpayer producing such mixture. The biodiesel credit is U.S. $0.50 per gallon or for fuel produced or sold after December 31, 2008, $1.00 per gallon. This credit has not yet been extended for the current year. The biodiesel credit is available for biodiesel (including agri-diesel) that is not in a mixture with diesel fuel and that is either used by the taxpayer as fuel in a trade or business or is sold by the taxpayer at retail to a person and placed in the fuel tank of such person’s vehicle. Agri-biodiesel is biodiesel produced from “virgin oils” such as soybean oil or derived from animal fats. Finally, there is an additional U.S. $0.10 per gallon tax credit for small agri-biodiesel producers for up to 15 million gallons of agri-biodiesel produced by small producers. The biodiesel fuels credit is only available for biodiesel that meets both the registration requirements for fuels and fuel additives established by the Environmental Protection Agency under Section 211 of the Clean Air Act (42 U.S.C. 7545) and the ASTM D6751 standard.

Under the Economic Emergency Stabilization Act of 2008, these tax incentives are scheduled to expire at the end of 2009. The elimination or significant reduction in the biodiesel tax credits described above or other programs could harm our business, financial condition and results of operations. In the United States, the Energy Policy Act of 2005 (Public Law No. 109-58), mandates a minimum amount of renewable fuel (biodiesel, ethanol, and other renewable fuels) to be used by petroleum refiners in the fuel supply market, increasing from 4.0 billion gallons in 2006 to 7.5 billion gallons by 2012. Under the proposed Renewable Fuels, Consumer Protection, and Energy Efficiency Act of 2007 recently adopted by the U.S. Senate, the U.S. Congress would establish a renewable fuels standard intended to encourage the use of 36 billion gallons of renewable fuels annually by 2022.

While these renewable fuel standards may stimulate demand for renewable fuels generally, we cannot assure you that there will be specific demand for biodiesel. Any waiver of, or failure to adopt, the renewable fuel standards could adversely impact the demand for biodiesel and may have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to various regulatory schemes, including environmental regulations, and failure to comply with such regulations could harm our business, results of operations and financial condition.

All phases of designing, constructing and operating biodiesel production facilities present environmental risks and hazards. We are subject to environmental regulation implemented or imposed by a variety of federal, state and municipal laws and regulations as well as international conventions. Among other things, environmental legislation provides for restrictions and prohibitions on spills and discharges, as well as emissions of various substances produced in association with biodiesel fuel operations. Legislation also requires that facility sites be operated, maintained, abandoned and reclaimed in such a way that would satisfy applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines, penalties and liability, as well as potentially increased capital expenditures and operating costs. The discharge of pollutants into the air, soil or water may give rise to liabilities to governments and third parties, and may require us to incur costs to remedy such discharge.

Failure to comply with government regulations could subject us to civil and criminal penalties require us to forfeit property rights and may affect the value of our assets or our ability to conduct our business. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our directors, officers and employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. These could result in a material adverse effect on our business, financial condition and results of operations.

Our results of operations, financial condition and business outlook are highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies.

Our financial results are substantially dependent on many different commodity prices, especially prices for feedstock, biodiesel, petroleum diesel and materials used in the construction of our production facilities. As a result of the volatility of the prices for these items, our financial results may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although we may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply biodiesel or purchase feedstock or other items or by engaging in transactions involving exchange-traded futures contracts, the ability to hedge against certain feedstock price fluctuations is limited, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial costs and risks and may not be effective to mitigate these fluctuations.

We depend on third parties for all of our feedstock supply.

If such third parties are not able to complete their feedstock supply services or default on their agreement to provide us with feedstock or procure feedstock for us, we would be materially adversely affected. Irrespective of whether third parties perform under feedstock contractual arrangements with us, we may be forced to buy feedstock at uneconomic rates, or we may not have access to feedstock at all. Additionally, we may have difficulty selling our biodiesel if third parties with whom we contract under our off-taking agreements do not perform. These conditions may cause our operating results to suffer.

As feedstocks comprise the primary input in producing biodiesel, changes in the price of feedstocks can significantly affect our business. The price of feedstock is influenced by market demand, weather conditions, animal processing and rendering plant decisions, factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of feedstock is difficult to predict. Any event that tends to negatively affect the supply of feedstock, such as increased demand, adverse weather or crop disease, could increase feedstock prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in physically sourcing feedstock on economical terms due to supply shortages. Such a shortage could require us to suspend operations until feedstock is available at economical terms, which could have a material adverse effect on our business, results of operations and financial condition. The price we pay for feedstock at a facility could increase if an additional multi-feedstock biodiesel production facility is built in the same general vicinity or if alternative uses are found for lower cost feedstocks.

Biodiesel is marketed both as a pure and blended substitute for diesel, and as a result, a decrease in petroleum diesel prices may reduce the price at which we can sell our biodiesel and materially and adversely affect our business, financial condition and results of operations.

Historically, the price of biodiesel has correlated closely to the price of petroleum diesel which is directly correlated to the price of crude oil. The price of petroleum diesel fluctuates substantially and is difficult to forecast due to factors such as political unrest, worldwide economic conditions, supply and demand, seasonal weather conditions, changes in refining capacity, fluctuations in exchange rates and natural disasters. Price fluctuations will have a significant impact upon our revenue, the return on our investment in biodiesel production facilities and on our general financial condition. Price fluctuations for biodiesel fuel may also impact the investment market, and our ability to raise capital. Although market prices for biodiesel fuel rose to record levels during 2007 and into 2008, the prices of crude oil and biodiesel fuel declined substantially in the second half of 2008 Future decreases in the prices of biodiesel or petroleum diesel fuel may have a material adverse effect on our business, financial condition and results of operations.

Cold weather can cause biodiesel, particularly biodiesel produced from animal fats, oils and greases, to gel sooner than petroleum-based diesel, which has resulted in price discounts for biodiesel produced from animal fats, oils and greases.

The cloud point for a fuel is the temperature at which the liquid becomes cloudy due to formation of crystals and solidification of saturates. With decreasing temperature, more solids form and the material approaches the pour point, the lowest temperature at which the material will pour. A lower cloud point means the fuel will flow more readily in cold weather. No. 2 diesel and No. 1 diesel are used extensively for automotive transportation. Although the cloud points for these products vary depending on the origin refinery and the time of the year, an indicative range observed for No.2 diesel is —14°C to -23°C. In contrast, the cloud points of soybean-based, yellow grease-based and animal tallow-based pure biodiesel, or B100, are approximately 0°C, 5°C and 10°C, respectively. Testing conducted in 2005 by the Biodiesel Cold Flow Consortium established by the National Biodiesel Board demonstrated that the cloud points of soybean-based, yellow grease-based and animal tallow-based 2% blended biodiesel, or B2, varied only a few degrees from the cloud point of No. 2 diesel. However, there exists a discount in the marketplace for B100 biodiesel with high cloud points. This discount may range from $0.50 to $1.15 per gallon depending on the season, with a lower discount during warmer months and a higher discount in the summer months.

In addition to the decline in price differential between biodiesel and petroleum-derived diesel expected during the colder months, it is likely that the discount for biodiesel produced from animal fats, oils and greases will increase during colder weather. This may also require us to use particular feedstocks that customers believe are better suited for their climate, which could require us to purchase more expensive feedstocks and increase our cost of sales. In addition, the testing conducted by the Biodiesel Cold Flow Consortium showed that successful blending of biodiesel with petroleum-based diesel would require the biodiesel to be heated to approximately 10°C above its cloud point. This would necessitate the use of heated facilities in order to produce a blended product, which may increase blending costs and the resulting cost of biodiesel sold to the public. Further, at low temperatures, biodiesel may need to be stored in a heated building or heated storage tanks, which would increase storage costs. Any reduction in the demand for or pricing of, or increased costs of, our biodiesel will reduce our revenue and have an adverse effect on our financial condition and results of operations.

Competition due to advances in alternative fuels may lessen the demand for biodiesel and negatively impact our profitability.

Alternative fuels, gasoline oxygenates, ethanol and biodiesel production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that, like biodiesel, may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Additionally, there is significant research and development being undertaken regarding the production of ethanol from cellulosic biomass, the production of methane from anaerobic digestors, and the production of electricity from wind and tidal energy systems, among other potential sources of renewable energy. If these alternative fuels continue to expand and gain broad acceptance, we may not be able to compete effectively. This additional competition could reduce the demand for biodiesel, which would adversely affect our business, results of operations and financial condition.

Adverse public opinions concerning the biodiesel industry in general could harm our business.

The biodiesel industry is new, and general public acceptance of biodiesel is uncertain, especially in the United States. Public acceptance of biodiesel as a reliable, high-quality alternative to petroleum diesel may be limited or slower than anticipated due to several factors, including:

•

public perception of the “food versus fuel” debate;

•

public perception that biodiesel is produced from waste vegetable oil or other lower-quality feedstocks, thereby resulting in lower quality fuel;

•

public perception that the use of biodiesel will require excessive engine modifications, or that engines running biodiesel will not reliably start in cold conditions;

•

actual or perceived problems with biodiesel quality or performance; and

•

concern that using biodiesel will void engine warranties.

Such public perceptions or concerns, whether substantiated or not, may adversely affect the demand for our biodiesel, which in turn could decrease our sales, harm our business and adversely affect our financial condition.

Risks Relating to the Company

The overall macro economic climate of the capital markets will continue to have an adverse impact on the business plan of the Company, which will limit the availability of capital and the development plans, which may limit the opportunity of investors in the Company to realize on their investment.

The global economic issues that are limiting capital, affecting the price of oil, the use of energy and otherwise affecting the economies of the developed world are having a direct impact on the Company and its business plan.  As long as there is this dislocation in the economy of the globe, the portion of the energy industry in which the Company operates will be subject to its stresses and reduced demand.  The fluctuations in energy prices and availability and use will have an impact on the demand for bio-fuels.  New capital may be limited or unobtainable, or if obtainable at prices and terms that will not be profitable or acceptable to the Company or permit the Company to implement its business plan.  Of course, the economic dislocations present certain opportunities to the Company in its acquisition strategy; however, this strategy will depend on the availability of capital and the availability of assets that can be acquired.  Therefore, investors must evaluate an investment in the Company and its developmental success in light of the larger economy and the impact it will have on the Company’s ability to implement its business plan, and ultimately the Company’s ability to survive the economic dislocations that have occurred and are continuing to occur.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The report of our independent auditors dated February 16, 2010 on our consolidated financial statements for the two years in the period ended October 31, 2009 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our recurring losses, deficit accumulated during development stage and negative cash flows from operations and our limited cash balances and working capital deficit position.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization plans of our UK bio-diesel plant and other assets. We currently have no sources of financing available and we are unable to earn any revenues at the UK bio-diesel plant without successfully raising new capital. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a limited operating history, and our business may not be as successful as we envision.

We are currently in an early stage of our current business plan. We have limited operating history with respect to the construction and operation of biodiesel refineries for our own use. Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel industry in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success.

Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for necessary financing, the provision of necessary feedstock sources, engineering, procurement and construction services and the sale and distribution of our biodiesel fuel on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

We have yet to attain profitable operations and because we will need additional financing to fund our activities, there is substantial doubt about our ability to continue as a going concern.

Our ability to continue to operate as a going concern is fully dependent upon our ability to obtain sufficient financing to continue our development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from our operation. We will be required to raise additional financing to fully implement our entire business plan.

There is no guarantee that we will ever operate profitably or even receive positive cash flows from full operations.

Our lack of diversification beyond the renewable bio-energy industry may increase our risk.

We expect our primary source of revenue will come from renewable energy assets that generate cash flow from the sale of biodiesel, bio-ethanol and by products from the bio-fuels production process.  Any diminution in the value of our assets or decrease in operating revenues could negatively affect our ability to become profitable. Further, the illiquid nature of the assets we own and intend to purchase could jeopardize our ability to satisfy our working capital needs or impair our ability to meet any debt obligations that may become due.

Management has oil, gas and bio-energy related business experience, and limited direct experience in the construction and operation of a Bio-ethanol and Bio-diesel production facility.

Although the management of the Company has experience in the energy production industry and the bio-energy, it has limited direct experience in constructing and operating a dry mill fuel grade Bio-ethanol and Bio-diesel plant.  This risk has been somewhat mitigated by the recruitment of the experienced operating team who were employed as part of the bio diesel asset acquisition in 2009, however the Company’s board does not have that level of direct operational experience.  Therefore, investors are assuming the risk that this management team may not have fully developed all the aspects of the bio-energy business plan as may be required or may not be able to implement the business plan as required.

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

The Company will rely on third parties for its energy sources, including natural gas, oil and electricity suppliers. The supply prices and availability of energy has been subject to changing market conditions from time to time. Market conditions often are affected by factors beyond the Company’s control such as weather conditions, overall economic conditions and foreign and domestic governmental regulation and relations. Significant disruptions in the supply of energy could temporarily impair the ability to manufacture Bio-diesel for customers. Further, increases in energy pricing relative to the costs of potential competitors may adversely affect implementation of the proposed business plan and, in the future, the results of operations and financial condition.

Fluctuations in the selling price and production cost of gasoline may reduce the prospects of the business plan and its future profit margins.

The Bio-ethanol that the Company plans produce will be marketed both as an oxygenate to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of gasoline with which it is blended. As a result, the sales price of the Bio-ethanol will be influenced by the supply and demand for gasoline, and if gasoline demand decreases, the efficacy of the project may be impaired or after the Company’s plant commences its operations, the results of operations and financial condition may be materially adversely affected.

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

We would be liable for violations of environmental laws related to our ownership or operation of our facilities.

Federal, state and local laws impose liability on a landowner for releases or the otherwise improper presence on the premises of hazardous substances. This liability is without regard to fault for, or knowledge of, the presence of such substances. A landowner may be held liable for hazardous materials brought onto the property before it acquired title and for hazardous materials that are not discovered until after it sells the property. Similar liability may occur under applicable state law. In addition, we could face environmental liability for violations on or related to facilities we lease or otherwise use unrelated to ownership. If any hazardous materials are found within the operations of the Company, and are in violation of the law at any time, we may be liable for all cleanup costs, fines, penalties and other costs. This potential liability will continue after we sell or cease operations on any subject properties and may apply to hazardous materials present within the properties before we acquired or commence use of them. If significant losses arise from hazardous substance contamination, our financial viability may be substantially and adversely affected.

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

There are many regulatory considerations that the Company will have to consider with regards to bio-energy assets that it acquires.  These include energy policy, agricultural policy, zoning requirements and policy, and business development incentives among other things.  The Company also may be affected by environmental, health and safety laws, regulations and liabilities.  Once the Company commences operations, including the construction activities, it will be subject to various stringent federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees. In addition, some of these laws and regulations require the facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. It cannot be predicted if the Company will be in complete compliance with these laws, regulations or permits or that it will have all permits required to operate the proposed business. It is likely that it will be subject to legal actions brought by environmental, regulatory authorities, advocacy groups and other parties for actual or alleged violations of environmental laws and regulations and certain of its environmental permits. In addition, it is expected that the Company will have to make significant capital expenditures on an ongoing basis to comply with these stringent environmental laws, regulations and permits.

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

We have not currently identified specific future investments or acquisitions within the renewable energy industry and thus cannot evaluate their associated merits or risks.

Since we are not limited to any particular target business in the bio-fuels industry within which to operate or complete an acquisition or business combination, we are unable to currently ascertain the merits or risks of any future business we may operate. We may complete a business combination in the future with a company in any business we choose in the bio-fuels industry or a vertical integration within the fuels distribution business, and we are not limited to any particular type of business. While our recent asset acquisitions are described in our filings with the SEC, there is minimal current information for you to evaluate the possible merits or risks of any other target businesses which we may acquire. To the extent we complete a business combination with a financially unstable company, a company with unknown or non-quantifiable risks or an entity in its development stage; we may be affected by numerous risks inherent in the business operations of such entity. Further acquisitions or business combinations with an entity in the renewable energy industry would be characterized by a high level of risk, and we may be adversely affected by currently unascertainable risks of that business. Although our management team will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

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

We are authorized to issue up to 500,000,000 shares of common stock, $0.001 par value per share, and up to 100,000,000 shares of preferred stock, $0.001 par value per share, of which there are approximately 7.9 million shares of common stock and no shares of preferred stock issued and outstanding. We therefore have a substantial number of authorized shares of common stock that remain unissued. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

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

We may sell additional shares or securities convertible into shares for required capital needs that could dilute the ownership interest of investors.

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

If we fail to remain current in our SEC reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”), such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely and adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. There can be no assurance that in the future we will always be current in our SEC reporting requirements.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Currently, our common stock is trading below this threshold. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person’s account for transactions in penny stocks; and

•

the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

Item 1B.  Unresolved Staff Comments

Not Required

Item 2.  Properties

The Company’s primary business address is located at 3rd Floor, 14 South Molton Street, London, W1K 5QP, United Kingdom.  It currently rents these offices on a rolling month contract at a rate of approximately $2,800 per month, from the ARM Partnership, in which Mr. Martin Thorp, our Chief Financial Officer, is the managing partner.

The Company owns approximately 437 acres of land on a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky.  The total purchase price of the land was approximately $6 million.  This site is currently being marketed for sale since, as described in Item 1 – Business, development of the site is no longer part of the Company’s overall strategy.  The Company has an office at 1637 Shar-Cal Road, Calvert City, Kentucky 42029, which is based near the site, and which is on a rolling month contract at a rate of $300 per month.

The Company also own the site on which the UK Bio-diesel plant is located being in the ‘Cambois Zone’ of Economic Opportunity, West Sleekburn near Blyth, North East England, United Kingdom. The Cambois Zone is close to major road and rail connections and is located only some 2 miles from the deep sea international port of Blyth offering major logistics opportunities.  It is located on a 146 acre plot of land zoned for industrial use and owned by 4Rivers. The Plant itself is situated on a secure site of 40 acres of that land with only 24 acres of which are developed.

Item 3.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not party to any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4.  Submission of Matters to a Vote by Security Holders

During the fourth quarter of fiscal year 2009, no matters were submitted to a vote by security holders.

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

As of February 11, 2010, there were approximately 160 holders of record of our common stock.

Period	High	Low
Fiscal Year Ended October 31, 2008
First Quarter	$21.76	$19.55
Second Quarter	$22.00	$15.05
Third Quarter	$17.50	$11.00
Fourth Quarter	$17.35	$3.50
Fiscal Year Ended October 31, 2009
First Quarter	$3.51	$0.55
Second Quarter	$4.45	$1.01
Third Quarter	$3.00	$2.00
Fourth Quarter	$2.00	$0.75

The closing price of our common stock, as reported by the OTC Bulletin Board, on February 11, 2010 was $0.44.

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

Equity Compensation Plan Information

As of October 31, 2009, our Board of Directors had not adopted an equity compensation plan under which we would be authorized to issue our common stock, rights and/or stock options.

Item 6.  Selected Financial Data

Not Required

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Fiscal Years Ended October 31, 2009 and 2008 and for the period from March 9, 2007 (date of inception) through October 31, 2009.

Results of Operations

We have incurred a net loss of $15,220,007 for the year ended October 31, 2009 as compared to a net loss of $4,264,839 for the year ended October 31, 2008.

We have incurred a net loss of $20,450,577 for the period from March 9, 2007 (date of inception) through October 31, 2009.  Of these losses $5,696,912 was incurred in the form of non-cash compensation and costs (stock and share warrant issuances for services and impairment of assets).

Revenues

We generated revenues, for the first time, of $3,201,412 in the year ended October 31, 2009. These arise from the sale of bio-diesel produced in our UK plant during the testing and commissioning process subsequent to our acquisition of that plant in April 2009, $3,187,002, and a small amount of revenue from STT activity, $14,410.

Although we have now largely completed commissioning and testing the plant to our satisfaction, we will not be able to produce and therefore sell bio-diesel in commercially viable quantities until we raise extra sufficient amount of capital or lines of credit to acquire the feedstock required to produce bio-diesel in such quantities. We are currently negotiating with various parties to obtain access to such capital but there can be no certainty about the outcome of such negotiations. Until such time, if ever, as we obtain access to such capital it is uneconomic to run the plant and we are holding it in a state of readiness to commence commercial scale production at some future date.

Gross Profit (Loss) and UK Plant Operations

The revenues that we generated during the testing and commissioning of the UK plant  were at a low volume compared to the actual production capacity of the plant and therefore they did not cover fixed and variable plant operating costs, further they did not cover the direct costs of sale (mainly production labor, feed stock costs and energy costs) because of various identified production efficiency, volume and purchase price (variances that we experienced (and corrected) during the initial test and commissioning period.

The resultant gross loss in the UK plant of ($1,009,685) together with plant overhead costs amounting to $1,628,960 and indirect labor costs at the UK plant amounting to $1,484,078, together represent a loss of $4,122,723 incurred in the UK plant operations during the test and commissioning period. This represented 27% of the reported consolidated loss in the year ended October 31, 2009 and, in operational terms, is regarded by management as part of our overall investment in bringing the plant to the point where it is able to produce bio-diesel in commercially viable quantities.

Operating loss

The main components of the recorded operating loss during the fiscal years ended October 31, 2009 and 2008, and for the period from March 9, 2007 (date of inception) through October 31, 2009 were as follows:

		Years Ended October 31,		For the Period from March 9, 2007 (date of inception) through October 31,
	Note
		2009	2008	2009
Losses in UK Plant (during test and commissioning period)
Gross Loss in UK plant		1,009,685	-	1,009,685
Indirect plant overhead costs		1,628,960	-	1,628,960
Contractors, payroll and administrative expenses in UK plant		1,484,078	-	1,484,078
Net loss	1	4,122,723	-	4,122,723

Operating costs and expenses
Professional fees	2	975,966	649,068	1,626,714
Contractors, payroll and administrative expenses (excluding UK Plant)	3	2,466,337	2,588,434	5,515,021
Consulting expenses	4	1,234,397	438,591	1,892,554
STT costs	5	231,432	-	231,432
Travel and accommodation expenses	6	437,591	378,914	1,098,699
Occupancy, communications and other central group overheads (excluding UK plant)	7	262,500	100,863	375,236

Non-cash items charged
Fair value of warrants issued to director, employees and contractors for services	8	1,867,366	-	1,867,366
Fair value of shares issues for professional services	8	179,667	-	179,667
Asset impairment loss	9	3,649,879	807,224	4,457,103

1.

UK Plant Operating Losses arise during period post acquisition of the then non operating plant in April 2009 and represent costs incurred in the commissions, testing and start up period net of limited revenues as further described in the section entitled Gross Profit (Loss) and UK Plant Operations set out above.

2.

“Professional Fees” mainly comprises compliance, legal, audit and financial and acquisition related advisory fees. The increase of $326,898, from $649,068 incurred in the year ended October 31, 2008 to $975,966 the year ended October 31, 2009, mainly relates to the increased level of potential and actual merger and acquisition and corporate finance activity in line with the Company’s increased focus of acquiring distressed bio-fuels assets.

3.

“Contractors, payroll and administrative expenses (excluding UK Plant)” represents, from inception, the cost of employed and contracted labour engaged primarily in several areas of group activity including (a) compliance, board and administration, (b) merger and acquisition activity, which includes acquisition search and identification, due diligence, negotiation, post deal integration and stabilisation and all related corporate finance activity, (c) activity around the acquisition and development of the Company’s now defunct green field development site in Kentucky.

It is the nature of item (b) - merger and acquisition and related corporate finance activity -that not all projects succeed and of the five serious acquisition projects that the Company has identified and worked significantly on since inception, only two have been consummated.

Whilst the level of this cost item has remained materially the same in the years ended October 31, 2009 and 2008 ($2,466,337 and $2,588,434, respectively) the emphasis has changed from being primarily involved in the planned Kentucky development from inception until mid 2008, when we started to focus on the acquisition of distressed bio-fuels assets rather than the development of green field developments, in line with the material shift in the global capital and bio-fuels markets.

4.

“Consulting Expenses” increased from $438,591 in the year ended October 31, 2008 to $1,234,397 in the year ended October 31, 2009. The significant increase arose mainly as a result of fees payable to third party consultants and advisory firms in connection with identifiable and specific project related acquisition and corporate finance activities.

5.

“STT costs” relate to the post acquisition maintenance costs of the STT technology and patents acquired from Kreido in March 2009, including patent protection and storage of the acquired reactors and related assets. Our first major step in the commercialization of the STT assets and technology involves the planned installation of one of our commercial scale STT reactors into the production process at our UK bio-diesel plant such that we are able to test its tolerance and application in an active production environment and also be able to demonstrate its capabilities. We plan to do this soon after the UK plant commences commercial scale activity, which, as explained above, is dependent upon our being able to raise additional capital. In addition we also plan to selectively commercialize the STT technology by licensing and/or selling STT reactors and technology for non bio-fuels applications and, subsequent to October 31, 2009 we entered into a lease agreement with purchase options with a third party, for a Four Rivers STT® Reactor System, who will be using the system for process intensification research for their flavors and fragrances business.

6.

“Travel and accommodation costs” relate mainly to the travel and accommodation costs incurred in connection with this activities described in note 3 above. There was a small increase in the year ended October 31, 2009 ($437,591) compared to the year ended October 31, 2008 ($378,914) which arose mainly because of increased travel activity around target acquisition work and also several corporate finance ‘road shows’ arranged by our corporate finance advisers.

7.

“Occupancy, communications and other central group overheads” increased from $100,863 to $262,500 in the years ended October 31, 2008 and 2009, respectively.  This increase was due mainly to increased activity generally during the year ended October 31, 2009.

8.

During the year ended October 31, 2009 we incurred certain costs and expenses which were defrayed by the issuance of shares and share warrants rather than cash these included:

On April 6, 2009, the Company granted a total of 200,000 common stock warrants to BlueCrest as compensation for various services in connection with the formation of the holding company structure and with the biodiesel plant transaction described in Note 4. The warrants have an exercise price of $8.00 per share and expire if unexercised on December 31, 2012. The warrants vested upon grant. We have recorded an expense of $463,083 related to the fair value of the warrants, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.37%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 157%; and (4) an expected life of the options of 3.75 years.

On November 19, 2008, the Company granted an aggregate of 625,000 warrants to certain officers, consultants and employees as compensation for consulting and advisory services. The warrants have an exercise price of $2.45 per share and expire, if unexercised, on November 19, 2015. The warrants vested upon grant. We have recorded an expense of $1,404,283 related to the fair value of the warrants, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 2.64%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 128%; and (4) an expected life of the options of 7 years.

On October 14, 2009 the Company issued an aggregate of 216,667 shares of common stock, valued at $179,667, for investor relations and financial advisory consulting services. The shares were valued based on the market price of the Company’s common stock.

9.

The Company has incurred asset impairment losses as follows:

During the fourth quarter of the year ended October 31, 2009 the Company reviewed the capitalized construction costs of its proposed Kentucky plant in light of the Company’s decision to abandon the proposed  plant and put the land on which the plant was to be built up for sale.  The Company concluded that based on the change in strategy, that these capitalized costs were no longer applicable.  As a result, we have fully impaired the capitalized costs and have recorded an impairment charge of $1,538,640 during the year ended October 31, 2009

Based on a valuation of the Kentucky land during the year ended October 31, 2008, the Board concluded that it was appropriate in the circumstances to adjust the carrying value of the land in the balance sheet by an impairment charge of $532,224 at October 31, 2008. Consequently, the land value was reduced to $5,811,240 at October 31, 2008. This reduction in value is a consequence of the general downward trend in the value of land and property across the US and globally during 2008. Based upon a current valuation of the Kentucky land, the Board concluded that it was appropriate in the circumstances to record an additional impairment charge of $2,111,239 at October 31, 2009.  The land is now classified as land held for sale and the current impairment charge has reduced the carrying value to $3,700,000, which is fair value less estimated costs to sell.

In addition, the Company charged an asset impairment loss of $275,000 to its operations on October 31, 2008 in connection with certain land option over specific land plots which have subsequently proven to be non-essential and allowed to lapse.

The operating loss was offset partially by

(a)

Interest income of $83,536 for the year ended October 31, 2009, as compared to $460,330 for the year ended October 31 2008 and aggregate interest income in the period from March 9, 2007 (date of inception) through October 31, 2009 of $560,198. This arose from cash balances held on deposit which decreased over the period from inception in line with cash expenditure on operations and assets;

(b)

Proceeds from the sale of assets and scrap items located at our UK bio-diesel plant, amounting to $218,955 during the fiscal year ended October 31, 2009; and

(c)

A onetime gain for the year ended October 31, 2008 from the forgiveness of debt of $296,714 due to a former director of the Company in connection with the completion of the December 2007 reverse merger transaction.

Purchase of Fixed Assets

During the year ended October 31, 2009, the Company made two principal asset acquisitions as follows:

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

The aggregate cost of the assets was $4,681,269. Consideration paid included $2,797,210 in cash, issuance of 1,200,000 shares of the Company’s common stock (of which 300,000 shares are held in escrow as contingent consideration) and a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $8.00 per share with an expiration date of March 5, 2014. The warrant provides for anti-dilution adjustment in limited circumstances and piggyback registration rights with respect to the underlying shares of common stock. The Company also incurred direct acquisition costs of $744,724, related to finders fees and legal fees.

Acquisition of Biodiesel Plant Assets

On April 6, 2009, the Company signed a series of related agreements for the acquisition of a biodiesel plant and other assets located near Blyth, Northumberland, in North East England. The acquisition of the plant and related assets is from the administrator under a “pre-packaged” acquisition out of insolvency.

The total cost of the acquisition of the biodiesel plant and other assets was $804,623, all of which is allocated to plant and equipment based on relative fair values. Aggregate cost is comprised of cash paid of $399,627 plus direct acquisition costs of $404,996. Acquisition costs consist of Finders fees and legal fees.

Also during the year ended October 31, 2009, the Company incurred plant construction costs of $133,967 mainly comprised of early stage development and feasibility work and studies.

As explained above with the decision to curtail the green field development plans in Kentucky and the current plans to sell the land we have recorded an impairment loss in the year ended October 31, 2009 in the amount of $1,538,640 in respect of the above mentioned plant improvement costs. In addition, with the general decline in land values, as also described above, in the years ended October 31, 2009 and 2008 we recorded a value impairment loss in the amounts of $2,111,239 and $807,224, respectively, to reflect a decline in value of the Kentucky land.

Certain parcels of land acquired during the year ended October 31, 2008 on credit of $600,000 were financed by deferred consideration (which carries an option on the part of the vendor to call for settlement in shares of the Company, as further explained in the accompanying audited consolidated financial statements).

During the period from March 9, 2007 (date of inception) through October 31, 2009, the Company purchased property and equipment on credit and automobile loans of $40,821 with 24 monthly payments of $1,908, comprised entirely of automobiles, costing $48,132. The Company incurred plant construction costs of $1,103,486 in the year ended October 31, 2008 mainly comprised of early stage development and feasibility associated with the construction and financing of the proposed plant. These plant construction costs have also been written off as an impairment charge in the year ended October 31, 2009, referred to above.

Liquidity and Capital Resources

At October 31, 2009 the Company had cash balances of $1,399,437 and working capital deficit of $421,878, compared to equivalent amounts at October 31, 2008 of $15,044,772 and working capital of $13,863,589 respectively.  We reported total stockholders’ equity at October 31, 2009 amounting to $9,577,290, compared to $21,202,800 at October 31, 2008.

At October 31, 2009 we had current liabilities of $2,385,331 of which  mainly comprised (a) $1,048,771 in our UK plant subsidiary, (b) $600,000 in our subsidiary which owns the land in Kentucky, being the deferred consideration liability referred to above and (c) $736,560 in the parent company that are due to contractors and professional advisers. Most of these creditors have agreed to informal agreements to defer payment since they are aware of our overall asset base, but we are reliant on the ongoing goodwill and support of these creditors ahead of anticipated finance raisings referred to below.

The Company requires significant new capital in the near future to continue its development plans and in particular to commercialize the assets that it acquired during the year ended October 31, 2009, in particular the UK bio-diesel plant and the STT assets.

Although management is actively engaged in various initiatives to raise cash including initiatives to raise capital by way of the issuance of new debt and/or equity capital instruments and the possible sale of its Kentucky land and possibly other assets, these endeavors have not yet produced conclusive results and there can be no certainty that they will do so, particularly in light of the ongoing depressed state of the global capital markets, especially for development stage enterprises. Even if financing is available, it may not be on terms that are acceptable to the Company.

In addition, in the medium term, the Company does not have any determined sources for the full amount of funding required to implement its entire preferred strategy including commercialization and expansion of its UK bio-diesel plant and the commercialization of its STT technology and assets. If the Company is unable to raise the necessary capital at the times it requires such funding, it may have to materially change its business plan , including commercialization of the UK bio-diesel plant, delaying implementation of aspects of the business plan, sales of assets and/or curtailing or abandoning its business plan.

The Company is a highly speculative investment and investors may lose some or all of their investment in the Company.

Since inception, the Company has financed itself primarily by the sale of equity securities. The Company raised $2,000,000 on March 26, 2007, $22,829,022 (net of issuance costs) on December 4, 2007, and $1,631,564 ( net of issuance costs) on July 30, 2008, by way of three separate private placements of shares of common stock. The total cash funds raised since inception of $26,460,586 have been used principally as follows:

(a)

The acquisition of the land in Kentucky and various costs associated with improvements made to the land for its initial proposed purpose, together with initial costs associated with the planned construction of a bio energy plant on that land together with direct contractors costs allocable to the proposed Kentucky project, all amounting in total to approximately $7.35 million

(b)

The acquisition of the STT related assets from Kreido Biofuels, together with subsequent costs incurrent in protecting the acquired STT assets of approximately $5.20 million

(c)

The acquisition, and subsequent investment in testing, stabilizing and preparing the UK plant for commercialization amounting to approximately $6.0  million

(d)

Legal, professional and advisory fees relating to potential and actual acquisition and corporate finance activity amounting to approximately $6.15 million

(e)

Compliance, legal and audit costs of approximately $1.66 million

At October 31, 2009, we had current assets of $1,963,453, comprised of (a) cash of $1,399,437, (b) restricted cash of $200,000 which was subsequently returned to the Company in December, 2009, (c) inventory, primarily of feedstock at our UK plant of $128,507 and (d) various prepaid expenses, sundry receivables and advances of $235,509. Our current liabilities at October 31, 2009 amounted to $2,385,331 of which accounts payable and accrued expenses amounted to $1,785,331 (of which $1,048,770 are liabilities of the UK subsidiary that owns the bio-diesel plant) and a promissory note amounting to $600,000 representing deferred consideration for part of the Kentucky land acquisition.  At October 31, 2008, cash was $15,044,772 and we had other current assets of $470,711 and current liabilities of $1,651,894.

We attribute our net loss to having no commercial scale revenues to sustain our operating costs as we are a development stage company.

Net Cash Used in Operating Activities

Cash utilized in operating activities for the year ended October 31, 2009 amounted to $9,190,364, compared to $3,054,363 for the year ended October 31, 2008, and $13,092,988 for the period from March 9, 2007 (date of inception) through October 31, 2009. The increase from the 2007 period to the year ended October 31, 2008 was primarily due to the cost of the reverse merger, costs associated with filing requirements to be a public company, the hiring of additional employees and consultants. The increase in the year ended October 31, 2009 over the prior year was due primarily to the increased operating costs that arose following the acquisitions of the STT and UK bio-diesel assets and the subsequent costs involved in protecting, improving, testing and commercializing those assets.

Net Cash Used in Investing Activities

During the year ended October 31, 2009 the Company used $5,026,206 in investing activities primarily associated with the acquisition of the STT assets and the UK bio-diesel plant and associated assets.

During the year ended October 31, 2008, the Company used net cash in investing activities of $6,818,103. The Company used $5,766,161 in purchasing property and equipment.

During the period from March 9, 2007 (date of inception) through October 31, 2009, the Company used net cash in investing activities of $12,499,413.

Net Cash Provided by Financing Activities

No cash was received from financing activities in the year ended October 31, 2009, due primarily to the materially adverse state of the global capital markets. During the year ended October 31, 2008, the Company received net cash provided by financing activities of $24,460,586 as a result of private placements completed on December 4, 2007 and July 30, 2008.  During the year ended October 31, 2007, the Company received net cash provided by financing activities of $2,000,000 as a result of a private placement completed on March 26, 2007.  During the period from March 9, 2007 (date of inception) through October 31, 2008, the Company received net cash provided by financing activities of $26,460,586 from private placements.

There is no assurance that the Company will be able to obtain any financing or enter into any form of credit arrangement.  Even if such financing is offered, the terms may not be acceptable to the Company.  If the Company is not able to secure financing or it is offered on unacceptable terms, then its business plan and strategy may have to be modified or curtailed or certain aspects terminated, in particular the Company requires new capital in the short term to enable it to complete the commercialization plans for its acquired assets and to continue in operation. Although the Company’s management is in discussion with several sources of finance, including from potential financial and/or strategic partners there can be no assurance that these possible financings will close or that they will close in time to meet the short term financial needs of the Company and its subsidiaries, further, there is no assurance that even with financing, the Company will be able to achieve its goals.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, he report of our independent accountants on our October 31, 2009 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses.  Our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Development Stage Company

The Company is considered to be a development stage entity as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company undertook a testing and commissioning process to establish the quality of bio-diesel product that could be made to certain specification levels, and that suitable volume quantities could be produced consistently, prior to commercial production. During the third and fourth quarters of fiscal 2009, we generated trial revenue through these operations of the plant as an initial stage to fully commercializing this plant.

Although we have now largely completed commissioning and testing the plant to our satisfaction, we will not be able to produce and therefore sell bio-diesel in commercially viable quantities until we raise extra sufficient amount of capital or lines of credit to acquire the feedstock required to produce bio-diesel in such quantities. We are currently negotiating with various parties to obtain access to such capital but there can be no certainty about the outcome of such negotiations. Until such time, if ever, as we obtain access to such capital it is uneconomic to run the plant and we are holding it in a state of readiness to commence commercial scale production at some future date. Consequently, the Company will remain as a development stage entity until it is confident that the Plant is capable of producing biodiesel at specified certification consistently, in large volumes, across a wide distribution of customers. The Company has not generated material revenues to date and has incurred significant expenses and has sustained losses.

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

Revenue recognition

The Company recognizes revenue from product sales in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists (through written sales documentation); (2) delivery has occurred (through delivery into customer’s tanks and acceptance); (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded, although we have not experienced any such items to date and do not expect any significant provisions in the future. We have no discount, rebate or warranty programs. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until revenue recognition is appropriate. We have no post-delivery obligations related to our products.

Stock-Based Compensation

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees (if any) and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Impairment of Long-Lived Assets

The Company follows ASC 360, "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Income Taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

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

Recent accounting pronouncements

Effective August 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In September 2006, the FASB issued new accounting guidance to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  The new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The new guidance applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions are effective for fair value measurements made in fiscal years beginning after November 15, 2007. This guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows. In February 2008, the FASB issued additional new guidance which delayed the effective date for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the fiscal years beginning after November 15, 2008. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued new accounting guidance which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The new guidance is effective as of the beginning of the Company’s fiscal year beginning on November 1, 2008, although earlier adoption was permitted. This statement had no impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued new accounting guidance which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The new guidance is effective as of the beginning of the Company’s fiscal year beginning on November 1, 2009.  Earlier adoption is prohibited. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial position, results of operations and cash flows.

In December 2007 the FASB issued new accounting guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This guidance establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. As a result of adoption, the income or loss attributable to the non-controlling interest will be reported separately on the face of the consolidated statement of income and the non-controlling ownership interest will be reported as a separate component of equity.

In April 2008, the FASB issued new accounting guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. We are required to adopt this guidance on November 1, 2009 and early adoption is prohibited.  The new guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued new accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the third quarter of fiscal 2009 had no impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the new guidance during the quarter ended July 31, 2009 and evaluated subsequent events through the issuance date of the financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its consolidated financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its consolidated financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. The Company has not and does not intend to declare dividends for preferred to common stock holders. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

Other recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, current exchange rates, commodity prices or other market factors. We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our current assets and liabilities. At October 31, 2009, we had cash and cash equivalents consisting of cash on hand and highly liquid money market and demand savings accounts with original terms to maturity of less than 90 days. We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our money market investments to maturity.

Item 8.  Financial Statements

FOUR RIVERS BIOENERGY INC.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	56

Consolidated Balance Sheets as of October 31, 2009 and 2008	57

Consolidated Statements of Operations for the Years Ended October 31, 2009 and 2008 and for the period from March 9, 2007 (dated of inception) through October 31, 2009	58

Consolidated Statements of Stockholders’ Equity for the period from March 9, 2007 (dated of inception) through October 31, 2009	59

Consolidated Statements of Cash Flows for the Years Ended October 31, 2009 and 2008 and the for the period from March 9, 2007 (dated of inception) through October 31, 2009	60

Notes to Consolidated Financial Statements	61 to 78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Four Rivers BioEnergy Inc.

London, United Kingdom

We have audited the accompanying consolidated balance sheets of Four Rivers BioEnergy Inc. and its wholly owned subsidiaries (the “Company”), a development stage company as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2009 and the period from March 9, 2007 (date of inception) through October 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Four Rivers BioEnergy Inc. as of October 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2009 and the period March 9, 2007 (date of inception) through October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York

February 16, 2010

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	October 31,	October 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$1,399,437	$15,044,772
Restricted cash	200,000	-
Inventory	128,507	-
Value added tax refunds receivable	3,887	-
Prepaid expenses and other current assets	231,622	470,711
Total current assets	1,963,453	15,515,483

Property and equipment	5,887,886	5,862,933
Land held for sale	3,700,000	-
Plant under construction	-	1,476,278
Patents and other	283,180	-
Security deposit	380,102	-
Total Assets	$12,214,621	$22,854,694

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,785,331	$1,037,511
Deferred consideration	600,000	600,000
Automobile loans	-	14,383
Total Current Liabilities	2,385,331	1,651,894

Deferred credit on asset purchase	252,000	-

Commitment and contingencies	-	-

Stockholders' Equity
Preferred stock:
Authorized: 100,000,000 shares with par value of $0.001 per share issued and outstanding: 2 shares, as of October 31, 2009 and October 31, 2008	-	-
Common stock:
Authorized: 500,000,000 shares with par value of $0.001 per share, issued 8,221,356 and 6,804,689 shares, respectively, outstanding 7,921,356 and 6,804,689 shares, as of October 31, 2009 and October 31, 2008, respectively	7,922	6,805
Additional paid in capital	29,363,347	26,430,096
Accumulated other comprehensive income (loss) - foreign currency translation gain (loss)	656,598	(3,531)
Deficit accumulated during development stage	(20,450,577)	(5,230,570)
Total stockholders' equity	9,577,290	21,202,800

Total Liabilities and Stockholders' Equity	$12,214,621	$22,854,694

The accompanying notes are an integral part of these consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations

	Years Ended October 31,		For the Period from March 9, 2007 (date of inception) through October 31,
	2009	2008	2009
Revenues	$3,201,412	$-	$3,201,412

Cost of goods sold	(4,196,687)	-	(4,196,687)

Gross loss	(995,275)	-	(995,275)

Operating expenses
Professional fees	975,966	649,068	1,626,714
Fair value of shares issued for services	179,667	-	179,667
Contractors, Payroll and administrative expenses	3,950,415	2,588,434	6,999,099
Warrants issued for services	1,867,366	-	1,867,366
Bank charges	20,274	2,253	24,660
Consulting expenses	1,234,397	438,591	1,892,554
Depreciation expense	30,044	16,128	49,180
Asset impairment loss	3,649,879	807,224	4,457,103
Farming costs	17,500	37,133	54,633
Other UK site costs	1,161,783	-	1,161,783
Patent protection costs STT	81,824	-	81,824
Relocation, storage and other costs STT	149,608	-	149,608
Office and sundry	512,924	58,160	573,843
Rent expense	207,073	25,300	236,773
Telephone and communications	48,028	17,403	70,145
Travel expense	437,591	378,914	1,098,699
Total operating expenses	14,524,339	5,018,608	20,523,651

Loss from operations	(15,519,614)	(5,018,608)	(21,518,926)

Other income (expense)
Interest income	83,536	460,330	560,198
Interest expense	(2,884)	(3,275)	(7,518)
Income from sale of scrap and assets	218,955	-	218,955
Forgiveness of debt	-	296,714	296,714
Total other income	299,607	753,769	1,068,349

Net loss before provision for income taxes	(15,220,007)	(4,264,839)	(20,450,577)

Income taxes	-	-	-

Net loss	$(15,220,007)	$(4,264,839)	$(20,450,577)

Basic and diluted loss per share	$(2.05)	$(0.65)	$(3.32)

Weighted average number of basic and diluted common shares outstanding used in loss per share calculation	7,406,561	6,536,801	6,168,227

Comprehensive loss:
Net loss	$(15,220,007)	$(4,264,839)	$(20,450,577)
Foreign currency translation	660,129	(3,531)	656,598
Comprehensive loss	$(14,559,878)	$(4,268,370)	$(19,793,979)

The accompanying notes are an integral part of these consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity

For the Period from March 9, 2007 (date of inception) through October 31, 2009

						Deficit	Accumulated
						Accumulated	Other
	Preferred Stock		Common Stock		Additional	During the	Comprehensive	Total
	Number of		Number of		Paid In	Development	Income /	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Loss)	Equity
Balance at inception (March 9, 2007), adjusted for recapitalization	-	$-	5,629,716	$5,630	$(5,630)	$-	$-	$-

Shares issued for cash	-	-	1,197,029	1,197	1,998,803	-	-	2,000,000

Net loss	-	-	-	-	-	(965,731)	-	(965,731)

Balance, October 31, 2007	-	-	6,826,745	6,827	1,993,173	(965,731)	-	1,034,269

Shares issued for services prior to reverse merger	-	-	1,197,030	1,197	245,303	-	-	246,500

Effect of reverse merger and assumption of liabilities	-	-	-	-	(270,185)	-	-	(270,185)

Shares issued for cash in December 2007 at $13.77 per share, net	-	-	1,657,881	1,658	22,827,364	-	-	22,829,022

Shares issued for fees in December 2007	2	-	-	-	-	-	-	-

Shares returned for cancellation in December 2007	-	-	(3,008,028)	(3,008)	3,008	-	-	-

Shares issued for cash in July 2008 at $15.26 per share, net	-	-	131,061	131	1,631,433	-	-	1,631,564

Foreign currency translation adjustment	-	-	-	-	-	-	(3,531)	(3,531)

Net loss	-	-	-	-	-	(4,264,839)		(4,264,839)

Balance, October 31, 2008	2	$-	6,804,689	$6,805	$26,430,096	$(5,230,570)	$(3,531)	$21,202,800

Stock warrants issued for compensation	-	-	-	-	1,404,283	-	-	1,404,283

Shares issued for asset acquisition in March 2009	-	-	900,000	900	755,100	-	-	756,000

Warrants issued for asset acquisition March 2009	-	-	-	-	131,335	-	-	131,335

Stock warrants issued for services April 2009	-	-	-	-	463,083	-	-	463,083

Shares issued for services October 2009	-	-	216,667	217	179,450	-	-	179,667

Foreign currency translation adjustment	-	-	-	-	-	-	660,129	660,129

Net loss	-	-	-	-	-	(15,220,007)		(15,220,007)

Balance, October 31, 2009	2	$-	7,921,356	$7,922	$29,363,347	$(20,450,577)	$656,598	$9,577,290

The accompanying notes are an integral part of these consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
	For the Year Ended October 31,	For the Year Ended October 31,	For the Period from March 9, 2007 (date of inception) through October 31,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(15,220,007)	$(4,264,839)	$(20,450,577)
Adjustments to reconcile net loss to net cash used in operating activities
Asset impairment loss	3,649,879	807,224	4,457,103
Depreciation expense	114,997	16,128	134,133
Forgiveness of debt	-	(296,714)	(296,714)
Shares issued for services	179,667	246,500	426,167
Stock warrants issued for compensation	1,867,366	-	1,867,366
Reversal of capitalized cost and interest accruals - non-cash	71,605	-	71,605
Gain on sale of assets	(218,955)	-	(218,955)
Changes in operating assets and liabilities
Accounts receivable	-	-	-
Value added tax refunds receivable	(3,767)	-	(3,767)
Inventory	(124,540)	-	(124,540)
Prepaid expenses and other current assets	60,219	(230,711)	(410,492)
Deposits	(368,373)	-	(368,373)
Accounts payable and accrued liabilities	801,545	668,049	1,824,056
Net cash used in operating activities	(9,190,364)	(3,054,363)	(13,092,988)

Cash flows from investing activities
Purchase of property and equipment and intangible assets	(4,812,859)	(5,766,161)	(10,586,331)
Plant construction costs	(133,967)	(1,103,486)	(1,885,245)
Proceeds from sale of assets	220,620	-	220,620
Cash in escrow	(200,000)	-	(200,000)
Cash acquired in reverse merger	-	51,544	51,544
Issuance of note receivable	(100,000)	-	(100,000)
Net cash used in investing activities	(5,026,206)	(6,818,103)	(12,499,412)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	-	24,460,586	26,460,586
Repayment of automobile loans	(14,383)	(22,074)	(40,821)
Repayment of directors loan	-	(10,015)	(10,015)
Net cash (used in) provided by financing activities	(14,383)	24,428,497	26,409,750

Effects of accumulated foreign exchange on cash	585,618	(3,531)	582,087

Net (decrease) increase in cash and cash equivalents	(13,645,335)	14,552,500	1,399,437

Cash and cash equivalents at beginning of period	15,044,772	492,272	-

Cash and cash equivalents at end of period	$1,399,437	$15,044,772	$1,399,437

Supplemental cash flow information
Interest paid	$2,884	$3,275	$7,518
Income taxes paid	$-	$-	$-

Non-cash financing and investing activity
Property and equipment purchased on credit and automobile loans	$-	$600,000	$640,821
Issuance of common stock for property and equipment	$1,008,000	$-	$1,008,000
Issuance of warrants for property and equipment	$131,335	$-	$131,335
Loan receivable applied to asset purchase	$100,000	$-	$100,000
Prepaid expenses applied to asset purchase	$150,000	$-	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

Four Rivers BioEnergy Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

Note 1 - Nature of Operations and Going Concern

Nature of Operations

We were incorporated under the name Med-Tech Solutions, Inc. (which we refer to as MTSI) in the State of Nevada on May 28, 2004, and we changed the name on January 25, 2008 to Four Rivers BioEnergy Inc. (which we refer to as Four Rivers or the Company and as the context requires, includes its subsidiaries).  On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (which we refer to as 4Rivers), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  Pursuant to the Agreement, MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MTSI’s common stock to the shareholders of 4Rivers.  4Rivers has a wholly-owned subsidiary incorporated in the United Kingdom, The Four Rivers BioEthanol Company Limited (“4Rivers UK”), which currently has no operations.  On December 4, 2007, as a condition of the acquisition, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock.  On July 30, 2008, the Company raised an additional $1,631,564, net of expenses, in a private placement of 131,061 shares of common stock.  As a further condition of the Agreement, the Company received 3,655,087 shares of common stock (647,059 shares were received in October 2007 and 3,008,028 shares were received during the first quarter ended January 31, 2008) for cancellation held by certain former stockholders and former management of MTSI.  In addition, a former director agreed to waive his prior loans extended to the then MTSI amounting to $296,714. Upon consummation of the acquisition, 4Rivers and 4Rivers UK became the only two wholly-owned subsidiaries of the Company.

The Company’s objective is to build a network of logistically and technologically differentiated, profitable Bio-Energy plants across the United States, United Kingdom and potentially elsewhere.  The Company intends to achieve this objective through acquisition, expansion, improvement, consolidation and green field development of Bio-Energy plants. To this end, during the year ended October 31, 2009 we made our first two acquisitions of bio energy assets, one of which has been further developed by us into a 30mmgy bio diesel plant based in England. The Company undertook a testing and commissioning process to establish the quality of bio-diesel product that could be made to certain specification levels, and that suitable volume quantities could be produced consistently, prior to commercial production. During the third and fourth quarters of fiscal 2009, we generated trial revenue through these operations of the plant as an initial stage to fully commercializing this plant.

Although we have now largely completed commissioning and testing the plant to our satisfaction, we will not be able to produce and therefore sell bio-diesel in commercially viable quantities until we raise extra sufficient amount of capital or lines of credit to acquire the feedstock required to produce bio-diesel in such quantities. We are currently negotiating with various parties to obtain access to such capital but there can be no certainty about the outcome of such negotiations. Until such time, if ever, as we obtain access to such capital it is uneconomic to run the plant and we are holding it in a state of readiness to commence commercial scale production at some future date.

In view of the prevailing market conditions and opportunities for growth within the bio-energy industry, the Company is evaluating and intends to exploit the opportunities that may arise to acquire existing bio-energy facilities and related enterprises that are either overleveraged, not operating or operating inefficiently, incomplete or otherwise troubled.  The Company believes that with its internal expertise and know-how, it could complete, operate and/or improve those types of opportunities.

The Company will continue to explore different options to raise capital to provide maximum flexibility to enable it to execute against its strategies and to pursue a careful cash management strategy to maintain its flexibility.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying consolidated financial statements, the Company has only recently begun generating revenue on a trial basis as an initial stage to fully commercialize its biodiesel products (as described above, such trial production has been suspended as of October 31, 2009) and has incurred recurring losses for the period from March 9, 2007 (date of inception) through October 31, 2009. Additionally, the Company has negative cash flows from operations since date of inception and has an accumulated deficit of $20,450,577 at October 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and obtaining additional financing.  The Company intends to fund its operations and planned expansions and acquisitions through equity and debt financing arrangements.  The Company is actively seeking to raise equity and or debt capital to those ends and it has appointed advisors who are currently seeking to assist the Company raise equity and/or debt financing.  This financing may be made directly into the Company or by way of direct investment into a special purpose vehicle in which the Company will hold a stake, although at this stage it is not known what form the investment may take.  However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements.  The outcome of these matters cannot be predicted at this time.

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

Development Stage Company

The Company is considered to be a development stage entity as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company undertook a testing and commissioning process to establish the quality of bio-diesel product that could be made to certain specification levels, and that suitable volume quantities could be produced consistently, prior to commercial production. During the third and fourth quarters of fiscal 2009, we generated trial revenue through these operations of the plant as an initial stage to fully commercializing this plant.

Although we have now largely completed commissioning and testing the plant to our satisfaction, we will not be able to produce and therefore sell bio-diesel in commercially viable quantities until we raise extra sufficient amount of capital or lines of credit to acquire the feedstock required to produce bio-diesel in such quantities. We are currently negotiating with various parties to obtain access to such capital but there can be no certainty about the outcome of such negotiations. Until such time, if ever, as we obtain access to such capital it is uneconomic to run the plant and we are holding it in a state of readiness to commence commercial scale production at some future date. Consequently, the Company will remain as a development stage entity until it is confident that the Plant is capable of producing biodiesel at specified certification consistently, in large volumes, across a wide distribution of customers. The Company has not generated material revenues to date and has incurred significant expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 9, 2007 (date of inception) through October 31, 2009, the Company has accumulated losses of $20,450,577.

Principles of consolidation

The consolidated financial statements include the accounts of Four Rivers BioEnergy Inc., The Four Rivers BioEnergy Company Inc., The Four Rivers BioEthanol Company Limited and BF Group Holdings Limited.  All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists (through written sales documentation); (2) delivery has occurred (through delivery into customer’s tanks and acceptance); (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded, although we have not experienced any such items to date and do not expect any significant provisions in the future. We have no discount, rebate or warranty programs. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until revenue recognition is appropriate. We have no post-delivery obligations related to our products.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Allowance for doubtful accounts of accounts receivable was $0 as of October 31, 2009 and October 31, 2008.

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

Impairment of Long-Lived Assets

The Company follows ASC 360, "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive.  The diluted net loss per share for the year ended October 31, 2009 does not reflect the effect of 1,025,000 shares potentially issuable upon the exercise of the Company’s stock warrants (calculated using the treasury method) because they would be anti-dilutive, thereby decreasing the net loss per common share.. There were no common stock equivalents at October 31, 2008.

Cash and cash equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash and cash equivalents.

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution.  Cash held in UK bank accounts is currently insured by the Financial Services Authority (“FSA”) up to £50,000 (approximately $83,000) at each institution.  At times, such amounts may exceed the FDIC and FSA limits. The aggregate uninsured cash bank balances were approximately $869,000 at October 31, 2009. The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

Economic Dependency

During the year ended October 31, 2009, $2,712,286 or 85% of the total revenues was derived from one customer. Total accounts receivable were nil at October 31, 2009.

During the year ended October 31, 2009, $1,922,194 or 71%, of the total raw material purchases was derived from three suppliers. There were no other purchases from a single supplier that accounted for greater than 10% of total purchases for the year ended October 31, 2009.

Whilst the Company has been reliant on predominantly a single customer for its revenues during the year ended October 31, 2009, this has been due to the Company undergoing a period of testing of its bio-diesel product to ensure that it reaches certain minimum level quality standards.  The Company expects to broaden its supplier base and to create a varied customer base should the Company enter full commercialization of its product following this initial testing period, which it anticipates will occur during the 2nd quarter of fiscal 2010.

Fair value of financial instruments

In May 2009, the Company adopted accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

Our short-term financial instruments, including cash, receivables, prepaid expenses and other assets and accounts payable, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value.

Segment information

The Company utilizes ASC 280 “Segment Reporting” which provides guidance on the way public companies report information about segments of their business in their quarterly and annual reports issued to stockholders.  It also requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. We have a single operating segment, the operations of our northeast England biodiesel plant on a trial basis as an initial stage to fully commercialize our biodiesel products. All revenue is derived from the United Kingdom.

Income taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Reclassifications

Certain amounts in the prior year’s consolidated financial statements and the related notes have been reclassified to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Comprehensive Income (Loss)

The Company utilizes ASC 220, "Comprehensive Income" which establishes standards for the reporting and displaying of comprehensive income (loss) and its components.  Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The guidance requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Stock-Based Compensation

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees (if any) and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Recent accounting pronouncements

Effective August 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In September 2006, the FASB issued new accounting guidance to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  The new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The new guidance applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions are effective for fair value measurements made in fiscal years beginning after November 15, 2007. This guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows. In February 2008, the FASB issued additional new guidance which delayed the effective date for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the fiscal years beginning after November 15, 2008. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued new accounting guidance which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The new guidance is effective as of the beginning of the Company’s fiscal year beginning on November 1, 2008, although earlier adoption was permitted. This statement had no impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued new accounting guidance which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The new guidance is effective as of the beginning of the Company’s fiscal year beginning on November 1, 2009.  Earlier adoption is prohibited. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial position, results of operations and cash flows.

In December 2007 the FASB issued new accounting guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This guidance establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. As a result of adoption, the income or loss attributable to the non-controlling interest will be reported separately on the face of the consolidated statement of income and the non-controlling ownership interest will be reported as a separate component of equity.

In April 2008, the FASB issued new accounting guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. We are required to adopt this guidance on November 1, 2009 and early adoption is prohibited.  The new guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued new accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the third quarter of fiscal 2009 had no impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the new guidance during the quarter ended July 31, 2009 and evaluated subsequent events through the issuance date of the financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its consolidated financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its consolidated financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. The Company has not and does not intend to declare dividends for preferred to common stock holders. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

Other recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

Note 3 - Reverse Merger

On March 26, 2007, MTSI entered into an Acquisition Agreement (the “Agreement”) with 4Rivers and 4Rivers’ then shareholders whereby MTSI agreed to acquire the entire issued and outstanding shares of the common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MTSI’s common stock to the shareholders of 4Rivers. Also on December 4, 2007, as a condition of the acquisition, the Company raised net proceeds of $22,829,022 through the issuance of 1,657,881 shares of its common stock through a private placement in connection with the acquisition. As a further condition of the Agreement, the Company received 3,655,087 shares of common stock (647,059 shares were received in October 2007 and 3,008,028 shares were received during the first quarter ended January 31, 2008) for cancellation held by certain stockholders and former management of MTSI.  In addition, a former director agreed to waive his prior loans to MTSI amounting to $296,714. Upon consummation of the acquisition, 4Rivers and 4Rivers UK became the only two wholly-owned subsidiaries of the Company.  Subsequent to the completion of the reverse acquisition, the Company amended its article of incorporation and changed its name to Four Rivers BioEnergy Inc.

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

The aggregate cost of the assets was $4,681,269. Consideration paid includes $2,697,210 in cash, loan receivable applied to purchase in the amount of $100,000, issuance of 1,200,000 shares of the Company’s common stock (of which 300,000 shares are held in escrow as contingent consideration) and a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $8.00 per share with an expiration date of March 5, 2014 (Note 9 and 10). The warrant provides for anti-dilution adjustment in limited circumstances and piggyback registration rights with respect to the underlying shares of common stock. The Company also incurred direct acquisition costs of $744,724, related to finder’s fees and legal fees.

The 300,000 escrowed shares will be held in escrow solely to cover the potential exercise of certain Kreido warrants that are exercisable by Kreido stockholders into Kreido shares until January 12, 2012 and have been valued at $252,000 based on the market price of the Company’s common stock. If these warrants are not exercised into Kreido shares, then the Company’s shares will be returned to the Company for cancellation.

The aggregate cost of the acquisition is comprised of the following components:

Cash paid	$2,697,210
Loan receivable applied to purchase	100,000
Fair value of common stock issued	756,000
Fair value of common stock warrant issued	131,335
Contingent consideration	252,000
Direct costs of acquisition	744,724
$4,681,269

The Company has allocated the cost of the assets acquired, based on relative fair values using the cost approach, as follows:

Plant and equipment	$4,398,089
Intangible assets (Patents)	283,180
$4,681,269

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

The total cost of the acquisition of the biodiesel plant and other assets was $804,623, all of which is allocated to plant and equipment based on relative fair values. Aggregate cost is comprised of cash paid of $399,627 plus direct acquisition costs of $404,996. Acquisition costs consist of Finders fees and legal fees.

Minority interest, representing the minority shareholders’ proportionate share of the equity of the Company’s subsidiary, BF Group Holdings Limited, is adjusted for the minority interest shareholders’ shares of the earnings or loss of BF Group Holdings Limited.  The minority interest was 15% and 0% at October 31, 2009 and 2008, respectively.  Losses applicable to the minority interest in BF Group Holdings Limited exceeded the minority interest in its equity capital.  Such excess and any further losses applicable to the minority interest will be charged against the Company’s consolidated deficit accumulated during the development stage, as there is no obligation of the minority shareholders to fund such losses.  Accordingly, the Company has not recorded a minority interest at October 31, 2009.

Note 5 - Inventory

Inventory at October 31, 2009 and October 31, 2008 consists of the following:

	October 31, 2009	October 31, 2008
Raw materials	$109,578	$-
Work in process	3,236	-
Finished goods	15,693	-
	$128,507	$-

Note 6 - Property and Equipment

A breakdown of the Company’s main items of property and equipment are given in the table below:

	October 31, 2009	October 31, 2008
Land and improvements	$-	$5,811,240
Plant and equipment	5,894,382	-
Office equipment	37,576	22,697
Automobiles	91,098	48,132
Cost basis	$6,023,056	$5,882,069
Accumulated depreciation and amortization	(135,170)	(19,136)
Carrying value	$5,887,886	$5,862,933

Land and improvements of $5,811,240 at October 31, 2008 has been reclassified as land held for sale on the balance sheet at October 31, 2009 (see discussion below).

Depreciation expense was $114,997 and $16,128 for the years ended October 31, 2009 and 2008, respectively, of which $84,951 and $0, respectively, was included as part of cost of goods sold.

Depreciation expense was $134,133 for the period from March 9, 2007 (date of inception) to October 31, 2009, of which $84,951 was included as part of cost of goods sold.

Land Held for Sale

The Company has acquired approximately 437 acres of land on a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky.  The total purchase price of the land was approximately $6 million.

Based on a valuation of the Kentucky land during the year ended October 31, 2008, the Board concluded that it was appropriate in the circumstances to adjust the carrying value of the land in the balance sheet by an impairment charge of $532,224 at October 31, 2008. Consequently, the land value was reduced to $5,811,240 at October 31, 2008. This reduction in value is a consequence of the general downward trend in the value of land and property across the US and globally during 2008.

During the fourth quarter of the fiscal year ended October 31, 2009 the Company’s management decided that it would commence activities to market and sell the land in Kentucky that it had purchased in early 2008. This land had originally been acquired in the context of the Company’s initial plan to build a green field bio-energy plant on it. Management took this decision because the global capital markets remain averse to financing green field bio fuels developments and, in the opinion of management, this situation will prevail for some time to come, and because the cash tied up in the land can be better released for use in operations.  As a result, we have classified the land as land held for sale at October 31, 2009. We have recorded an impairment charge of $2,111,239 during the fourth quarter of fiscal 2009, reducing the carrying value of the land to $3,700,000, which is the fair value less estimated costs to sell.

Note 7 - Plant under Construction

The Company had incurred costs relating to the design, permitting, specification and construction of the Company’s bio-ethanol and/or bio-diesel plant(s) which have been capitalized until the plant(s) construction has started and the plant(s) are operational, at which time depreciation will commence.

During the fourth quarter of the year ended October 31, 2009 the Company reviewed the capitalized plant under construction costs in light of the Company’s decision to sell the Kentucky land (Note 6). The Company concluded that based on the change in strategy, that these capitalized costs were no longer applicable. As a result, we have fully impaired the capitalized costs and have recorded an impairment charge of $1,538,640 during the year ended October 31, 2009.

The Company charged an asset impairment loss of $275,000 to its operations on October 31, 2008 in connection with certain land option over specific land plots which have subsequently proven to be non-essential and allowed to lapse.

Note 8 - Related Party Transactions

The Company has contracted with P.C.F. Solutions Limited (“PCF”), a private Limited Company, of which Mr. Stephen Padgett, our Chief Executive Officer, is a director and majority shareholder. Under the terms of the agreement, PCF provides the Company with services of employees within PCF at agreed rates. The Company incurred consulting services through PCF totaling $509,100 and $107,125 for the years ended October 31, 2009 and 2008, respectively and $732,225 from March 9, 2007 (date of inception) to October 31, 2009. The Company has paid Mr. Padgett’s salary for the year ended October 31, 2008 directly, and up to the period ended January 31, 2009.

The Company has contracted with The ARM Partnership (“ARM”), a private partnership of which Mr. Martin Thorp, our Chief Financial Officer, is a principal.  Under the terms of the agreement ARM provides the Company with the services of another ARM partner at agreed rates. The Company incurred consulting services through ARM Partnership totaling $417,600 and $221,665 for the years ended October 31, 2009 and 2008, respectively and $649,765 from March 9, 2007 (date of inception) to October 31, 2009. Effective September 2008, the Company engaged Mr. Robert Galvin, a partner of ARM, as the Company’s Secretary. The compensation for Messrs. Thorp and Galvin services is being paid by the Company to ARM.

The Company has entered into consulting agreements with outside contractors who are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $2,892,256 and $1,051,184 in fees to these individuals for the years ended October 31, 2009 and 2008, respectively and $ 4,190,606 for the period from March 9, 2007 (date of inception) through October 31, 2009, in a consulting role.

Note 9 - Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of preferred stock, with par value of $0.001 per share, of which two shares were issued and outstanding at October 31, 2009 (“Series A Preferred”).

The two shares of issued and outstanding Series A Preferred Stock are held by International Capital Partners, SA (“ICP”), the Company’s placement agent for the security offering consummated in December 2007.  ICP has maintained an advisory role since the December 2007 offering and participated in the private placement that was consummated in June 2008.  The preferred stock series entitles ICP to nominate or have appointed two directors to the Board of Directors (the “Series A Directors”) for two years ending December 4, 2009; but one of them is to be the Chief Financial Officer of the Company unless, he or she declines to so act, whereupon another Board member will be nominated by ICP.  The primary purpose of the Series A Preferred Stock is to enhance shareholder protection through the mechanism that action on certain matters by the Board of Directors requires the approval of the Series A Directors. The Series A Preferred Stock terminated on December 4, 2009 (Note 15).

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $.001 per share.  As of October 31, 2009 and 2008, there were 8,221,356 and 6,804,689 shares of common stock issued, respectively, of which 300,000 shares are held in escrow as contingent consideration for the acquisition of the Kreido assets that are not accounted for as outstanding at October 31, 2009 (Note 4). Accordingly, there are 7,921,356 and 6,804,689 shares of common stock outstanding at October 31, 2009 and 2008, respectively.

Fiscal year ended October 31, 2009:

On March 5, 2009 the Company issued 900,000 shares of common stock, valued at $756,000 based on the market price of the Company’s common stock at date of acquisition, as partial consideration for the Kreido asset acquisition described in Note 4.

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

On April 6, 2009, the Company granted a total of 200,000 common stock warrants to BlueCrest as compensation for various services in connection with the formation of the holding company structure and with the biodiesel plant transaction described in Note 4. The warrants have an exercise price of $8.00 per share and expire if unexercised on December 31, 2012. The warrants vested upon grant. The Company has recorded an expense of $463,083 related to the fair value of the warrants, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.37%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 157%; and (4) an expected life of the options of 3.75 years.

On October 23, 2009 the Company issued an aggregate of 216,667 shares of common stock, valued at $179,667, for investor relations and financial advisory consulting services. The shares were valued based on the market price of the Company’s common stock on the dates on which the agreements became effective or the dates on which the Company became contractually obligated to issue the shares.

On November 19, 2008, the Company granted an aggregate of 625,000 warrants to certain officers, consultants and employees as compensation for consulting and advisory services. The warrants have an exercise price of $2.45 per share and expire, if unexercised, on November 19, 2015. The warrants vested upon grant. The Company has recorded an expense of $1,404,283 related to the fair value of the warrants, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 2.64%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 128%; and (4) an expected life of the options of 7 years.

Fiscal year ended October 31, 2008:

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

On December 4, 2007, there were 5,631,610 shares of common stock issued and outstanding prior to the completion of the reverse acquisition.  The Company issued 2,392,059 shares of common stock to acquire 4Rivers.  Accordingly, as a recapitalization, 1,197,029 shares were allocated to shares issued for cash and 1,197,030 shares were allocated to shares issued for consulting and advisory services prior to reverse merger from the total issuance of 2,392,059 shares.  The Company received and cancelled 3,008,028 shares of common stock during the first quarter ended January 31, 2008 for shares cancellation held by certain stockholders and former management of the then MTSI.

On December 4, 2007, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock.

Note 10 –Warrants

Warrants

The following table summarizes the warrants outstanding and exercisable for the shares of the Company's common stock issued in connection with asset acquisitions (Note 4) and to certain officers, consultants and employees of the Company in exchange for services rendered. These warrants possess all of the conditions required for equity classification and therefore are classified as equity.

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.45	625,000	6.06	$ 2.45	625,000	$ 2.45
$ 8.00	400,000	3.76	$ 8.00	400,000	$ 8.00
	1,025,000			1,025,000

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, November 1, 2007	-	$-
Issued	-	-
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at October 31, 2008	-	-
Issued	1,025,000	4.62
Exercised	-	-
Canceled / Forfeited / Expired	-	-
Outstanding at October 31, 2009	1,025,000	$4.62

Note 11 – Deferred Consideration

Deferred consideration comprises amounts payable in respect of land that was purchased on December 31 2007. Under the terms of the purchase contract, $1,500,000 was payable in cash on completion and $600,000 was deferred and is payable on or before December 31, 2009. The vendor of the land has an option to require that 39,275 shares of the Company’s common stock be issued to them in lieu of the cash consideration. The vendor’s option could only be exercised on a one time basis, for the full amount and at any time after December 31, 2008 through maturity.  On December 31, 2009 the Company made a partial payment of $60,000 and the vendor has informally agreed that he will not require payment of the remaining $540,000 until February 28, 2010 (Note 15).

Note 12 – Automobile Loans

The automobile loans comprise loans secured by certain automobiles, bearing interest at 7.9% per annum and are repayable by aggregate principal and interest payments of $1,908 per month commencing August 20, 2007 for a period of twenty four months.  The loans matured on July 20, 2009.

Note 13 – Commitments and Contingencies

Lease commitments

The Company currently occupies its leased facilities on a month-to-month basis. Previously existing leases terminated during the year ended October 31, 2009. It currently rents these offices at a rate of approximately $2,800 per month, from the ARM Partnership, in which Mr. Martin Thorp, our Chief Financial Officer, is the managing partner. The Company believes that the rent paid is representative of the market rate.

Rent expense charged to operations amounted to $207,073 and $25,300 for the years ended October 31, 2009 and 2008, respectively and $236,773 from March 9, 2007 (date of inception) to October 31, 2009.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders, executive officers and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $2,892,256 and $1,051,184 in consulting fees to these individuals for the years ended October 31, 2009 and 2008 respectively, and $4,190,606 from March 9, 2007 (date of inception) to October 31, 2009.

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of October 31, 2009 and 2008.

Note 14 – Income Taxes

The Company utilizes ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

At October 31, 2009, the Company has available for U.S federal income tax purposes a net operating loss carry forward of approximately $12,060,000 expiring in the year 2029, subject to limitations of Sections 382 of the Internal Revenue Code, as amended that may be used to offset future taxable income.  The deferred tax asset related to the carry forward is approximately $3,700,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of October 31, 2009 are presented below.

For income tax reporting purposes, the Company has available for UK unused net operating loss carry forward of approximately $4,410,000 with no expiration.  The deferred tax asset related to the carry forward is approximately $1,234,000. The Company has provided a valuation reserve against the full amount of UK unused net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended October 31, 2009 and 2008 as follows:

	October 31,
	2009	2008
Statutory federal income tax rate	34.00%	34.00%
Statutory state and local income tax rate (6%), net of federal benefit	4.00%	3.96%
Non-deductible items	(5.9%)	(0.00%)
Temporary differences	(6.6%)	(0.00%)
Net operating losses and other tax benefits for which no current benefit is being realized	(25.5%)	(37.96%)
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	Years ended October 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forward	$4,934,000	$1,619,000
Less: valuation allowance	$(4,934,000)	$(1,619,000)
Net deferred tax asset	$-	$-

Note 15 – Subsequent Events

In accordance with the provisions of ASC 855, Subsequent Events, the Company has adopted the requirements of the Subsequent Events Topic and has evaluated for disclosure subsequent events that have occurred up through February 16, 2010, the date of issuance of these financial statements. As of February 16, 2010, there were no subsequent events which required recognition or disclosure, except as discussed below.

Financing

Since October 31, 2009 the Company’s management has continued to identify and negotiate possible new sources of debt and equity financing and is in advanced discussion with several potential providers of such financing. However, at this time we have not entered into any definitive agreements to raise funds and consequently there can be no certainty about our ability to raise adequate funds to support planned operations.

Stock Issuance

Under the terms of an original Agreement Letter dated June 1, 2009 and subsequently modified by way of a “Revised Letter Agreement and Fee Structure” dated October 12, 2009, between the Company and Corporate Profile LLC, the Company was obligated to issue to Corporate Profile LLC 25,000 shares of common stock on December 31, 2009 for certain Investor Relations services.  The Company has not yet issued these shares but intends to do so during February 2010.

Series A Preferred Shares

The Company is authorized to issue 100,000,000 shares of preferred stock of which two shares were issued and outstanding at October 31, 2009 (“Series A Preferred”).  The two shares of issued and outstanding Series A Preferred Stock are held by International Capital Partners, SA (“ICP”), the Company’s placement agent for the security offering consummated in December 2007.  The Series A Preferred Stock terminated on December 4, 2009.

Promissory Note

On December 31, 2009, a promissory note in the amount of $600,000 and which is represented by the deferred consideration on the Company balance sheet became due for payment.  The Company has reached an informal and non-binding agreement with the note holder to defer payment of the note until February 28, 2010.  The Company has also made a payment of $60,000 on December 30, 2009 which was accepted in good faith, and which will be offset against the face value of the note in the event that the Company pays the balance in full on or before the amended due date.  The Company expects to be able to repay the full amount outstanding from financings which are currently in course of completion.

Legal Entity Restructuring

During the period December 23, 2009 and January 11, 2010, the Company incorporated three new entities, Four Rivers STT Technology, Inc., Four Rivers STT Trading Company, Inc., and Four Rivers Real Estate, Inc., referred to herein as (“the new entities”).  All of the new entities have been incorporated in Kentucky as part of a general restructuring of the Company’s current legal structure, and are wholly owned subsidiaries of the Parent, Four Rivers BioEnergy Inc.  Prior to the new entities being established, several asset purchases made have resided in the Company’s wholly owned Kentucky based subsidiary, Four Rivers BioEnergy Company, Inc., and included the land held for sale and the STT intellectual property and machinery and equipment.  These assets are independent of each other and have been transferred within the group into the new entities as appropriate, to assist with creating greater visibility around the assets and any subsequent operations that may be linked to those assets.

Lease of Certain STT® assets

On November 30, 2009, the Company announced that it had entered into a lease agreement with purchase options with Grean Technologies of Hamilton, Ohio for a Four Rivers STT® Reactor System.  Grean Technologies will be using the system for process intensification research for their flavors and fragrances business.  The 4Rivers STT® Reactor System to be supplied is a 100ml volume system.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our "disclosure controls and procedures" (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2009 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of October 31, 2009, the Company's internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework .

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

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter ended October 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning the directors and executive officers of the Company as of February 16, 2010:

Name	Age	Position with Company
Stephen Padgett	39	President, Chief Executive Officer and Director
Gary Hudson	68	Senior Vice President - Operations and Director
Martin Thorp	58	Chief Financial Officer and Director
Neil McRae	54	Director

Stephen Padgett has served as the Company’s President and Chief Executive Officer since October 2009. From March 2007 to October 2009, Mr. Padgett was the Company’s Vice President – Finance. Mr. Padgett has also served as a director of Four Rivers since March 2007. From April 2005 to April 2007, Mr. Padgett was Chief Executive Officer of Supporta plc, a U.K. company listed on the Alternative Investment Market, engaged in the business of providing professional and care services to the private and public sector in the U.K.  From January 2000 to March 2005, Mr. Padgett was employed by GTL Resources plc, a U.K. company listed on the Alternative Investment Market, engaged in the business of developing natural gas to liquids methanol projects and grain based fuel grade bio-ethanol projects. During this period, Mr. Padgett performed the roles of Finance Manager, Finance Director and Chief Operating Officer.

Gary Hudson has served as the Company’s Senior Vice President – Operations since October 1, 2009. From March 2007 until October 2009, Mr. Hudson served as the Company’s President and Chief Executive Officer. Mr. Hudson has also served as a director of 4Rivers since March 2007. From December 2005 to March 2007, Mr. Hudson was a Director of Cajun Engineers and Consultants International Inc., a company engaged in the business of providing consultancy services to the petrochemical and renewable energy sectors.  From July 2000 to December 2005, Mr. Hudson was the Project Director of GTL Resources Ltd., a U.K. company listed on the Alternative Investment Market, engaged in the business of developing natural gas to liquids methanol projects and grain based fuel grade bio-ethanol projects.

Martin Thorp has served as the Chief Financial Officer and a director of Four Rivers since March 2007. In 2002, Mr. Thorp with several Andersen colleagues, established the ARM Partnership which provides financial and corporate finance solutions for mid-cap and private equity backed development businesses and of which he continues to be a principal. Prior to setting up the ARM Partnership, Mr. Thorp was employed at Arthur Andersen in London and New York and became a partner in 1985.  While at Arthur Andersen, Mr. Thorp was responsible for creating the Firm’s UK corporate finance practice and became the Global Managing Partner of Andersen Corporate Finance and Restructuring, based in New York and London in 1995. He served on the global management team of Arthur Andersen from 1997 – 2002.

Neil McRae has served as a non-executive director of Four Rivers since May 2009. Mr. McRae was appointed pursuant to the terms of the Company’s then outstanding Series A Preferred Stock, which has since terminated and been cancelled in accordance with the terms of the Company’s Certificate of Designations, Preferences and Rights of Series A Preferred Stock.  Mr. McRae’s career, to date, has spanned some 38 years within the printing industry in the United Kingdom.  From March 1987 to June 2006, Mr. McRae served as a Director of Graphoprint (Clwyd) Limited, a large privately owned printing business in the United Kingdom, where he promoted the adoption of new technologies and practices which culminated in much improved efficiencies and profitability.  From November 2007 to April 2008, Mr. McRae served as a Director of Printroto Limited, a privately owned print management business offering consultation services and printing solutions to U.K. based clients.

There are no family relationships (whether by blood, marriage or adoption) between or among the above directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of Four Rivers’ equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended October 31, 2009, Director Neil McRae failed to file a Form 3 on a timely basis. To the Company’s knowledge, all other Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have adopted a code of ethics that applies to the members of our Board of Directors, our officers, including our principal executive officer and principal financial officer, and all of our other employees. A copy of our code of ethics is filed as an exhibit to a Report on Form 8-K, dated December 4, 2007.  Requests for copies of our code of ethics, which will be provided at no charge, should be sent in writing to 14 South Molton Street, 3rd Floor, London, W1K 5QP, United Kingdom Attention: Secretary.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by or awarded to, as applicable, our principal executive officer, principal financial officer and other executive officers during our fiscal years ended October 31, 2009 and 2008, such officers are referred to herein as the “named executive officers.”

Name	Fiscal Year	Salary($)	Bonus($)(4)	Equity Awards($)	Other Compensation($)	Total Compensation($)
Stephen Padgett, (1)	2009 2008	262,100 232,000	50,000 102,729	– –	– –	312,100 334,729

Gary Hudson, (2)	2009 2008	211,538 235,256	- 127,305	– –	71,750 -	283,288 362,561

Martin Thorp, (3)	2009 2008	261,000 216,842	- 8,356	1,011,084 –	– –	1,272,084 225,198

(1)  Mr. Padgett provided consultancy services through a private Limited Company, P.C.F. Solutions Limited, which he is a director and majority shareholder. The fees paid for the fiscal year ended October 31, 2009 and 2008 included $252,100 and $36,800 respectively incurred under the terms of this agreement. For the period effective January 2008 to January 2009, Mr. Padgett was an employee of the Company. Mr. Padgett has been the Company’s President and Chief Executive Officer since October 1, 2009.

(2)  Mr. Hudson provided consultancy services through a private Limited Company, Cajun Engineers and Consultants International Inc., which he is an officer and majority shareholder.  The salary for the fiscal year ended October 31, 2008 included $33,333 incurred under the terms of the agreement. Effective January 2008, Mr. Hudson became an employee of the Company. Mr. Hudson was the Company’s President and Chief Executive Officer until October 1, 2009

(3)  The amounts reported are paid as a consulting fee to the ARM Partnership, of which Mr. Thorp is a principal, and the Company understands such fees are directed to Mr. Thorp.  Amounts included within equity awards in the Summary Compensation table above, reflect the non-cash expense charged of $1,011,084 related to 450,000 share purchase warrants granted to Mr. Thorp on November 19, 2008.

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

Currently, the Company does not have a formal equity based compensation plan, which would provide for options, restricted stock and other equity awards.  The Board of Directors has considered adopting such a plan, but no action was taken during the 2009 fiscal year.

Our compensation during fiscal year 2009 consisted of a base salary and benefits. Because we were in the early stages of developing our business plan and funding the Company, as well as integrating the Company through its reverse merger process, the Board of Directors relied on cash compensation to remunerate its executives and staff, rather than develop various long terms compensation plans.  As such, the Board of Directors adopted a policy that the base salaries paid to our executive officers should reflect the individual responsibility and experience of the executive officer and the contribution that is expected from the executive officer. Base salaries are to be reviewed by the Board of Directors on an annual basis to satisfy these criteria, subject to any written agreements that the Company may develop and execute with an employee.   The Board of Directors considered our Chief Executive Officer’s recommendations and evaluated the compensation amounts in approving the final determinations.  The Board of Directors adopted the principals set forth above for such compensation.

We intend to use equity grants to reward long-term performance and to ensure that our executive officers have a continuing stake in our long-term success, which grants will take into account the equity ownership stake the person has in the Company. Authority to make equity grants to our executive officers rests with our Board of Directors. In determining the size of the grant, the Board will consider the actual performance of the Company, the development and achievement of various objectives of the business plan as a company, and the individual’s performance within the achievement of the business plan benchmarks, the extent to which shares subject to previously granted awards are vested and the recommendations of our Chief Executive Officer and other members of senior management. On November 19, 2008, the Company granted an aggregate of 625,000 warrants to certain officers, consultants and employees as compensation for consulting and advisory services. A total of 450,000 of the warrants granted were awarded to Mr. Martin Thorp, our Chief Financial Officer and Director.  The warrants have an exercise price of $2.45 per share and expire, if unexercised, on November 19, 2015. The warrants vested upon grant. We have recorded an expense of $1,404,283 related to the fair value of the options, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 2.64%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 128%; and (4) an expected life of the options of 7 years.

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

Employment Agreements

Gary Hudson

On February 2, 2009 we entered into a one year employment agreement with Gary Hudson, our Senior Vice President – Operations and Director. Prior to that date, Mr. Hudson was paid an equivalent amount, as approved by the Board, although no formal contract existed at that time.  In consideration for his services, during the term Mr. Hudson is entitled to receive a base salary of $250,000 per year. If during the term of this agreement, the Company establishes an annual incentive bonus plan, Mr. Hudson shall be entitled to participate in such a bonus plan, based on criteria to be established by our Board of Directors. While no such bonus plan exists at this time, it is anticipated that the amount of any bonus earned would be based upon the Company’s financial performance, Mr. Hudson’s contributions to the Company and such other factors as deem appropriate at such time by our Board of Directors.

If we terminate Mr. Hudson’s employment for any reason other than cause (as that term is defined in the agreement), Mr. Hudson will be entitled to receive:

•

any unpaid base salary earned prior to the termination date;

•

his base salary from the termination date to the then expiration date of the then term of this agreement;

•

the daily pro rata amount of his base salary for all accrued but unused vacation time as of the termination date; and

•

all unpaid benefits earned or vested as of the termination date under any incentive or deferred compensation plan or program of the Company and unreimbursed expenses incurred by Mr. Hudson in furtherance of the Company’s business.

This agreement also contains customary non-competition and confidentiality provisions.

On November 1, 2009, our employment agreement with Mr. Hudson was mutually terminated.  It was agreed to that Mr. Hudson would no longer be an employee of the Company, but rather provide his services as an independent contractor.  We are in the process of preparing a formal written consulting agreement with Mr. Hudson and in the meantime, Mr. Hudson is providing his services under an oral agreement with us, pursuant to which he is entitled to receive a consulting fee of $250,000 per year.

Services Agreement

P.C.F. Solutions Limited

On February 2, 2009, we entered into a services agreement with P.C.F. Solutions Limited, a limited corporation organized under the laws of the United Kingdom (“PCF”), pursuant to which PCF shall make available Stephen Padgett, our Chief Executive Officer and Director, to provide certain services to the Company.  Under the terms of the agreement, Mr. Padgett shall not be required to spend more than 3 days a week or 45 weeks a year (the “Time Commitment”) in providing services to the Company.  For the period from January 2008 through January 2009, Mr. Padgett was party to an employment agreement with the Company, under which Mr. Padgett received a base salary of $240,000 per year. This employment agreement was mutually terminated by Mr. Padgett and the Company on February 2, 2009. Mr. Padgett did not receive any additional payment as a result of the termination of his employment agreement with the Company.

The agreement, which has an original termination date of January 1, 2010, was renewed for an additional one year period. In consideration for Mr. Padgett’s services, PCF is entitled to receive a monthly fee of $23,500, exclusive of taxes. In addition, PCF is entitled to receive a monthly sum of approximately $1,500 for the cost of PCF’s office space in Stockton on Tees, United Kingdom. Under the terms of the agreement, Mr. Padgett may receive warrants from the Company as further consideration for his services and to provide an incentive to Mr. Padgett.

If we terminate the agreement for any reason other than cause (as that term is defined in the agreement), Mr. Padgett will be entitled to receive:

•

any unpaid fees earned by Mr. Padgett prior to the termination date and any unreimbursed expenses;

•

an amount equal to the equivalent of the daily per diem rate multiplied by the number of excess days spent prior to the termination date over the number of days in the current annual period spent in excess of the Time Commitment; and

•

an amount equal to the monthly fee which would otherwise have been due from the termination date to the then expiration date of the then term, if the expiration date is after the termination date.

This agreement also contains customary non-competition and confidentiality provisions.

The ARM Partnership

On August 1, 2008, we entered into a services agreement with The ARM Partnership, a partnership organized under the law of the United Kingdom  (“ARM”), , pursuant to which ARM shall make available Martin Thorp, our Chief Financial Officer and Director, to provide certain services to the Company. Under the terms of the agreement, Mr. Thorp shall not be required to spend more than 4 days a week or 45 weeks a year (the “Time Commitment”) in providing services to the Company.

The agreement, which had an original termination date of January 1, 2010, was renewed for an additional one year period. In consideration for Mr. Thorp’s services, ARM is entitled to receive a monthly fee of $22,500, exclusive of taxes. In addition, ARM is entitled to receive a monthly sum of approximately $2,800 for the use of part of ARM’s office space in London which is used by the Company. Under the terms of the agreement, Mr. Thorp may receive warrants from the Company as further consideration for his services and to provide an incentive to Mr. Thorp. Accordingly, in November 2008, Mr. Thorp was granted warrants to purchase 450,000 shares of the Company’s common stock.

If we terminate the agreement for any reason other than cause (as that term is defined in the agreement), ARM will be entitled to receive:

•

any unpaid fees earned by Mr. Thorp prior to the termination date and any unreimbursed expenses;

•

an amount equal to the equivalent of the daily per diem rate multiplied by the number of excess days spent prior to the termination date over the number of days in the current annual period spent in excess of the Time Commitment; and

•

an amount equal to the monthly fee which would otherwise have been due from the termination date to the then expiration date of the then term, if the expiration date is after the termination date.

This agreement also contains customary non-competition and confidentiality provisions.

Indemnification Agreements

We have entered into indemnification agreements with each of Gary Hudson, Stephen Padgett, Martin Thorp, Jack Dunigan (an employee) and Kevin Alexander (a former contractor). These agreements provide that the Company will indemnify such persons for certain actions taken against such persons by reason of their employment by the Company and reimburse them for their expenses of defense. The provision of indemnification by agreement is in addition to indemnity insurance taken out by the Company and the rights of indemnification provided under the Articles of Incorporation and the law of the State of Nevada.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the common stock beneficially owned as of February 16, 2010 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned (2)		Percentage Class Beneficially Owned(3)
Stephen Padgett	347,553	(4)	4.39%
Gary Hudson	668,371	(5)	8.44%
Martin Thorp	473,921	(6)	5.66%
Neil McRae	-		-
Citco Global Custody NV Ref: Quasar (7)	443,590		5.60%
Gordon Weightman (8)	430,571		5.44%
Kreido Biofuels Inc. (9)	1,080,000		13.30%
All Directors and Executive Officers as a Group (4 persons)	1,489,845		18.49%

* Less than 1%

(1)   Except as otherwise indicated above, the address of each shareholder identified is c/o Four Rivers BioEnergy Inc., 14 South Molton Street, 3rd Floor,, London, W1K 5QP, United Kingdom. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.

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

(3)   Based on a total of 7,921,356 shares of common stock issued and outstanding as of February 16, 2010.

(4)   Includes 116,789 shares held by Mr. Padgett, as trustee, for members of his family under a deed of trust.

(5)   Includes 501,270 shares held by Mr. Hudson, as trustee, for member of his family under a deed of trust.

(6)   Includes 450,000 shares of common stock that Mr. Thorp has the right to acquire under outstanding warrants exercisable within 7 years from the date of grant.

(7)   Citco Global Custody NV Ref: Quasar is an investor.

(8)   Gordon Weightman is a Founder shareholder and previously a contractor to the Company.

(9)   Issued as part of consideration for acquisition of assets from Kreido Biofuels Inc.  Includes 200,000 shares issuable upon exercise of warrants, but does not include 300,000 shares being held in escrow as contingent consideration.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

The Company has contracted with P.C.F. Solutions Limited (“PCF”), a private Limited Company, of which Mr. Stephen Padgett, Executive Vice President, is a director and majority shareholder.  Under the terms of the agreement, PCF provide the Company with services of employees within PCF at agreed rates.  The Company incurred consulting services through PCF for Mr. Padgett and two another outsourced consultants totaling $509,100 and $121,925 for the year ended October 31, 2009 and 2008, respectively.   In addition, the Company rent offices from PCF located Halifax House, Falcon Court, Westland Way, Stockton on Tees, TS18 3TU, UK, on a rolling month contract at a rate of approximately $1,500 per month.

The Company has contracted with The ARM Partnership (“ARM”), a private partnership company of which Mr. Martin Thorp, Chief Financial Officer, is a principal.  Under the terms of the agreement with ARM the services of other partners of ARM may be made available to the Company  at agreed rates..  The Company incurred consulting services through ARM of Mr. Thorp and Mr. Robert Galvin totaling $417,600 and $243,877 for the year ended October 31, 2009 and 2008 respectively.    All of their compensation is being paid through ARM.  In addition, the Company sub-let offices from the ARM Partnership located at 3rd Floor, 14 South Molton Street, London, W1K 5QP, United Kingdom, on a rolling month contract at a rate of approximately $2,800 per month.

The Company has an oral consulting agreement, effective as of November 1, 2009, with Gary Hudson, our Senior Vice President – Operations and one of our directors.  Pursuant to the terms of this agreement, Mr. Hudson is paid a consulting fee of $250,000 per year in compensation for his services to the Company.

The Company has entered into consulting agreements with outside contractors who are also the Company’s stockholders and directors.  The agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice. The Company incurred $2,892,256 and $1,051,184 in fees to these individuals for the years ended October 31, 2009 and 2008, respectively and $4,190,606 for the period from March 9, 2007 (date of inception) through October 31, 2009, in a consulting role.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, although not required as the standard for the Company as it is traded on the Over-the-Counter Market considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that Neil McRae is an "independent director" as defined under the rules of The Nasdaq Stock Market

Item 14.  Principal Accountant Fees and Services

Principal Accountant Fees

The following table shows the aggregate fees billed by RBSM LLP, our principal accountant for the audit and other services provided for the fiscal years ended October 31, 2009 and 2008:

	October 31,
	2009	2008
Audit Fees	$249,975	$66,878
Audit Related Fees – Q reviews	24,400	-
Tax Fees	-	-
All Other Fees	-	-
Total	$274,375	$66,878

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of the quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit related fees relate primarily to our acquisition related activity and review of our accounting and other related disclosures.

Pre-Approval Policy

All of the audit and non-audit services performed by RBSM LLP in connection with billings rendered in fiscal years 2009 and 2008 were approved by our Board of Directors. Our Board of Directors has adopted a policy requiring pre-approval of all services (audit and non-audit) to be performed by RBSM LLP. In accordance with that policy, our Board of Directors may delegate to one of its members the approval of such services. In such cases, the items approved will be reported to the Board at its next scheduled meeting following such pre-approval.

PART IV

Item 15.

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Med-Tech Solutions, Inc. (1)
3.2	Certificate of Amendment filed with the Secretary of State of the State of Nevada on January 25, 2008
3.3	By-laws of Med-Tech Solutions, Inc. (1)
3.4	Certificate of Designation for Series A Preferred Stock (7)
4.1	Form of share certificate (1)
10.1	Exclusive License Agreement between MDMI Technologies Inc. and Med-Tech Solutions, Inc. dated October 29, 2004 (1)
10.2	Acquisition Agreement relating to the acquisition of Four Rivers, dated March 26, 2007 (5)
10.3	Agreement of Variation to Acquisition Agreement, dated June 14, 2007 (6)
10.4	First Amendment to Acquisition Agreement, dated August 22, 2007 (6)
10.5	Second Amendment to Acquisition Agreement, dated November 16, 2007 (6)
10.6	Form of Lock-Up Agreement for Former Four Rivers Stockholders (6)
10.7	Agency Agreement with ICP, dated June 14, 2007 (7)
10.8	Termination Agreement with ICP, dated November 16, 2007 (6)
10.9	Employment Agreement with Gary Hudson, dated as of February, 1, 2009 (8)
10.10	Services Agreement with PCF Solutions Limited, dated as of February, 1, 2009 (8)
10.11	Services Agreement with The ARM Partnership, dated as of February, 1, 2009 (8)
10.12	Warrant Agreement with Martin Thorp (8)
10.13	Asset Purchase Agreement, dated as of January 28, 2009, with Kreido Biofuels, Inc. (9)
10.14

Subscription and Shareholders Agreement, in the form as executed on April 6, 2009, among BlueCrest Strategic Limited, Elettra Sviluppo S.R.L., Four Rivers BioEnergy Inc. and BF Group Holdings Limited. (10)

10.15	Form of £300,000 Interim Loan to BF Group Holdings Limited or affiliate as executed on April 6, 2009. (10)
10.16	Form of Operations Loan to BF Group Holdings Limited or affiliate, in principal amount of £2,600,000 as executed on April 6, 2009. (10)
10.17	Form of Put Option Agreement, dated April 6, 2009, between Four Rivers BioEnergy Inc. and BlueCrest Strategic Limited as executed on April 6, 2009. (10)
10.18	Form of Warrant issued to BlueCrest Strategic Limited for 200,000 shares of common stock of Four Rivers BioEnergy Inc., as executed on April 6, 2009. (10)
14.1	Code of Ethics for officers and directors of Med-Tech Solutions, Inc. (7)
16.1	Copy of the letter furnished to the Company by MacKay LLP (4)
21.1*	List of subsidiaries of the Company
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1*	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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
(4) Incorporated by reference to the Current Report filed on Form 8-K with the Securities and Exchange Commission on November 16, 2006.
(5) Incorporated by reference to the Current Report on Form 8-K with the Securities and Exchange Commission on March 26, 2007.
(6) Incorporated by reference to the Current Report on Form 8-K with the Securities and Exchange Commission on November 16, 2007.
(7) Incorporated by reference to the Current Report filed on Form 8-K with the Securities and Exchange Commission on December 11, 2007.
(8) Incorporated by reference to the Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on March 16, 2009.
(9) Incorporated by reference to the Current Report filed on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009.
(10) Incorporated by reference to the Current Report filed on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2010.

FOUR RIVERS BIOENERGY, INC.

By:	/s/ Stephen Padgett
Stephen Padgett, President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacities	Date

/s/ Stephen Padgett	President, Chief Executive Officer (Principal Executive Officer) and Director	February 16, 2010
Stephen Padgett

/s/ Gary Hudson	Senior Vice President – Operations and Director	February 16, 2010
Gary Hudson

/s/ Martin Thorp	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	February 16, 2010
Martin Thorp

/s/ Neil McRae	Director	February 16, 2010
Neil McRae