Form 10-Q
period 2010-01-31
FOUR RIVERS BIOENERGY INC.
filed 2010-03-22
CIK 1312069

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission file number 000-51574

FOUR RIVERS BIOENERGY INC.

(Exact name of small business issuer as specified in its charter)

Nevada	980442163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 South Molton Street, 3rd Floor London, United Kingdom	W1K 5QP
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  44 1642 674085

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,921,356 shares of common stock, par value $.001 per share, outstanding as of March 22, 2010.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FOUR RIVERS BIOENERGY INC.

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of January 31, 2010 (Unaudited) and October 31, 2009	6

Consolidated Statements of Operations for the three months ended January 31, 2010 and 2009 and for the period from March 9, 2007 (date of inception) through January 31, 2010 (Unaudited)	7

Consolidated Statements of Stockholders’ Equity for period from March 9, 2007 (date of inception) through January 31, 2010 (Unaudited)	8

Consolidated Statements of Cash Flows for the three month ended January 31, 2010 and 2009 and for the period from March 9, 2007 (date of inception) through January 31, 2010 (Unaudited)	9

Notes to Consolidated Financial Statements (Unaudited)	10

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	January 31,	October 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$753,091	$1,399,437
Restricted cash	-	200,000
Inventory	49,565	128,507
Value added tax refunds receivable	-	3,887
Prepaid expenses and other current assets	333,149	231,622
Total current assets	1,135,805	1,963,453

Property and equipment	5,619,762	5,887,886
Land held for sale	3,700,000	3,700,000
Patents and other	283,180	283,180
Security deposit	367,577	380,102
Total Assets	$11,106,324	$12,214,621

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,846,180	$1,785,331
Value added tax payable	73,370	-
Deferred income	63,729	-
Deferred consideration	540,000	600,000
Total Current Liabilities	2,523,279	2,385,331

Deferred credit on asset purchase	252,000	252,000

Commitment and contingencies	-	-

Stockholders' Equity
Preferred stock:
Authorized: 100,000,000 shares with par value of $0.001 per share; issued and outstanding: none and 2 shares, as of January 31, 2010 and October 31, 2009, respectively	-	-
Common stock:
Authorized: 500,000,000 shares with par value of $0.001 per share, issued 8,221,356 shares, outstanding 7,921,356 shares, as of January 31, 2010 and October 31, 2009	7,922	7,922
Additional paid in capital	29,363,347	29,363,347
Accumulated other comprehensive income - foreign currency translation gain	635,353	656,598
Deficit accumulated during development stage	(21,542,408)	(20,450,577)
Stockholders' equity attributable to Four Rivers BioEnergy, Inc.	8,464,214	9,577,290
Non Controlling Interest	(133,169)	-
Total stockholders' equity	8,331,045	9,577,290

Total Liabilities and Stockholders' Equity	$11,106,324	$12,214,621

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations
	For the Three Months Ended January 31,	For the Three Months Ended January 31,	For the Period from March 9, 2007 (date of inception) through January 31,
	2010	2009	2010
Revenues	$-	$-	$3,201,412
Cost of goods sold	-	-	(4,196,687)
Gross Loss	-	-	(995,275)

Operating expenses
Professional fees	181,525	192,510	1,808,239
Fair value of shares issued for services	-	-	179,667
Contractors, Payroll and administrative expenses	723,815	664,320	7,722,914
Warrants issued for services	-	1,404,283	1,867,366
Bank charges	3,547	2,840	28,207
Consulting expenses	77,446	697,855	1,970,000
Depreciation expense	43,784	4,427	92,964
Asset impairment loss	-	-	4,457,103
Farming costs	-	17,500	54,633
Other site costs	282,342	-	1,444,125
Patent protection costs STT	12,604	-	94,428
Relocation, storage and other costs STT	11,396	-	161,004
Office and sundry	77,150	19,802	650,993
Rent expense	120,083	25,549	356,856
Telephone and communications	10,341	5,132	80,486
Travel expense	41,501	88,112	1,140,200
Total operating expenses	1,585,534	3,122,330	22,109,185

Loss from operations	(1,585,534)	(3,122,330)	(23,104,460)

Other income (expense)
Interest income	1,065	59,783	561,263
Interest expense	-	(586)	(7,518)
Other income	25,847	-	25,847
Gain on sale of scrap and surplus assets	333,422	-	552,377
Forgiveness of debt	-	-	296,714
Total other income	360,334	59,197	1,428,683

Net loss before provision for income taxes	(1,225,200)	(3,063,133)	(21,675,777)

Income taxes (benefit)	-	-	-

Net loss	(1,225,200)	(3,063,133)	(21,675,777)

Net loss attributable to the non-controlling interest	133,369	-	133,369

Net loss attributable to Four Rivers BioEnergy, Inc.	$(1,091,831)	$(3,063,133)	$(21,542,408)

Basic and diluted loss per share attributable to Four Rivers BioEnergy, Inc.	$(0.14)	$(0.45)	$(3.41)

Weighted average number of basic and diluted common shares outstanding used in loss per share calculation	7,921,356	6,804,689	6,320,529

Comprehensive loss:
Net loss	$(1,225,200)	$(3,063,133)	$(21,675,777)
Foreign currency translation	(21,245)	(7,918)	635,353
Comprehensive loss	$(1,246,445)	$(3,071,051)	$(21,040,424)
Foreign currency translation attributable to the non-controlling interest	200	-	200
Comprehensive loss attributable to Four Rivers BioEnergy, Inc.	$(1,246,645)	$(3,071,051)	$(21,040,624)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity

For the Period from March 9, 2007 (date of inception) through January 31, 2010

						Deficit	Accumulated
						Accumulated	Other
	Preferred Stock		Common Stock		Additional	During the	Comprehensive		Total
	Number of		Number of		Paid In	Development	Income /	Noncontrolling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Loss)	Interest	Equity
Balance at inception (March 9, 2007), adjusted for recapitalization	-	$-	5,629,716	$5,630	$(5,630)	$-	$-	$-	$-

Shares issued for cash	-	-	1,197,029	1,197	1,998,803	-	-	-	2,000,000

Net loss	-	-	-	-	-	(965,731)	-		(965,731)

Balance, October 31, 2007	-	-	6,826,745	6,827	1,993,173	(965,731)	-	-	1,034,269

Shares issued for services prior to reverse merger	-	-	1,197,030	1,197	245,303	-	-	-	246,500

Effect of reverse merger and assumption of liabilities	-	-	-	-	(270,185)	-	-	-	(270,185)

Shares issued for cash in December 2007 at $13.77 per share, net	-	-	1,657,881	1,658	22,827,364	-	-	-	22,829,022

Shares issued for fees in December 2007	2	-	-	-	-	-	-	-	-

Shares returned for cancellation in December 2007	-	-	(3,008,028)	(3,008)	3,008	-	-	-	-

Shares issued for cash in July 2008 at $15.26 per share, net	-	-	131,061	131	1,631,433	-	-	-	1,631,564

Foreign currency translation adjustment	-	-	-	-	-	-	(3,531)	-	(3,531)

Net loss	-	-	-	-	-	(4,264,839)		-	(4,264,839)

Balance, October 31, 2008	2	$-	6,804,689	$6,805	$26,430,096	$(5,230,570)	$(3,531)	-	$21,202,800

Stock warrants issued for compensation	-	-	-	-	1,404,283	-	-	-	1,404,283

Shares issued for asset acquisition in March 2009	-	-	900,000	900	755,100	-	-	-	756,000

Warrants issued for asset acquisition in March 2009	-	-	-	-	131,335	-	-	-	131,335

Stock warrants issued for services in April 2009	-	-	-	-	463,083	-	-	-	463,083

Shares issued for services in October 2009	-	-	216,667	217	179,450	-	-	-	179,667

Foreign currency translation adjustment	-	-	-	-	-	-	660,129	-	660,129

Net loss	-	-	-	-	-	(15,220,007)		-	(15,220,007)

Balance, October 31, 2009	2	$-	7,921,356	$7,922	$29,363,347	$(20,450,577)	$656,598	$-	$9,577,290

Foreign currency translation adjustment	-	-	-	-	-	-	(21,245)	200	(21,045)

Net loss	-	-	-	-	-	(1,091,831)	-	(133,369)	(1,225,200)

Balance, January 31, 2010	2	$-	7,921,356	$7,922	$29,363,347	$(21,542,408)	$635,353	$(133,169)	$8,331,045

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
	For the Three Months Ended January 31,	For the Three Months Ended January 31,	For the Period from March 9, 2007 (date of inception) through January 31,
	2010	2009	2010
Cash flows from operating activities
Net loss	$(1,225,200)	$(3,063,134)	$(21,675,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment loss	-	-	4,457,103
Depreciation expense	43,785	4,428	177,918
Forgiveness of debt	-	-	(296,714)
Shares issued for services	-	-	426,167
Stock warrants issued for compensation	-	1,404,283	1,867,366
Reversal of capitalized cost and interest accruals - non-cash	-	71,605	71,605
Gain on sale of scrap and surplus assets	(333,422)	-	(552,377)
Changes in operating assets and liabilities:
Value added tax refunds receivable	3,839	-	72
Inventory	76,301	-	(48,239)
Prepaid expenses and other current assets	(84,546)	185,648	(495,038)
Deposits	-	-	(368,373)
Accounts payable and accrued liabilities	12,779	16,026	1,836,835
Value added tax payable	74,938		74,938
Deferred income	63,729		63,729
Net cash used in operating activities	(1,367,797)	(1,381,144)	(14,460,785)

Cash flows from investing activities
Purchase of property, equipment and intangible assets	(18,832)	-	(10,605,163)
Plant construction costs	-	(5,735)	(1,885,245)
Cash collected from (placed in) escrow	200,000	(250,000)	-
Proceeds from sale of assets	704,220	-	924,840
Cash acquired in reverse merger	-	-	51,544
Costs associated with sale of assets	(159,483)	-	(159,483)
Prepaid expenses	-	(100,000)	(100,000)
Net cash provided by (used in) investing activities	725,905	(355,735)	(11,773,507)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	-	-	26,460,586
Payment of deferred consideration	(60,000)	-	(60,000)
Repayment of automobile loans	-	(5,238)	(40,821)
Repayment of directors loan	-	-	(10,015)
Net cash (used in) provided by financing activities	(60,000)	(5,238)	26,349,750

Effects of accumulated foreign exchange on cash	55,546	(7,918)	637,633

Net (decrease) increase in cash and cash equivalents	(646,346)	(1,750,035)	753,091

Cash and cash equivalents at beginning of period	1,399,437	15,044,772	-

Cash and cash equivalents at end of period	$753,091	$13,294,737	$753,091

Supplemental cash flow information
Interest paid	$-	$586	$7,518
Income taxes paid	$-	$-	$-

Non-cash financing and investing activity
Property and equipment purchased on credit and automobile loans	$-	$600,000	$640,821
Issuance of common stock for property and equipment	$-	$-	$1,008,000
Issuance for warrants for property and equipment	$-	$-	$131,335
Loan receivable applied to asset purchase	$-	$-	$100,000
Prepaid expenses applied to asset purchase	$-	$-	$150,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Four Rivers BioEnergy Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2010 and 2009

Note 1 - Nature of Operations and Going Concern

Nature of Operations

We were incorporated under the name Med-Tech Solutions, Inc. (which we refer to as MTSI) in the State of Nevada on May 28, 2004, and we changed the name on January 25, 2008 to Four Rivers BioEnergy Inc. (which we refer to as Four Rivers or the Company and as the context requires, includes its subsidiaries

The Company’s objective is to build a network of logistically and technologically differentiated, profitable Bio-Energy plants across the United States, United Kingdom and potentially elsewhere.  The Company intends to achieve this objective through acquisition, expansion, improvement, consolidation and green field development of Bio-Energy plants. To this end, during the year ended October 31, 2009 we made our first two acquisitions of bio energy assets, one of which has been further developed by us into a 30mmgy bio diesel plant based in England. The Company undertook a testing and commissioning process to establish the quality of bio-diesel product that could be made to certain specification levels, and that suitable volume quantities could be produced consistently, prior to commercial production. During the third and fourth quarters of fiscal 2009, we generated trial revenue through these operations of the plant as an initial stage to fully commercializing this plant.

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

Legal Entity Restructuring

On December 23, 2009 and January 11, 2010, the Company incorporated three new entities, Four Rivers STT Technology, Inc., Four Rivers STT Trading Company, Inc., and Four Rivers Real Estate, Inc., referred to herein as (“the New Entities”).  All of the New Entities have been incorporated in Kentucky as part of a general restructuring of the Company’s current legal structure, and are wholly owned subsidiaries of the Parent, Four Rivers BioEnergy Inc.  Prior to the New Entities being established, several asset purchases made have resided in the Company’s wholly owned Kentucky based subsidiary, Four Rivers BioEnergy Company, Inc., and included the land held for sale and the STT intellectual property and machinery and equipment.  These assets are independent of each other and have been transferred within the group into the New Entities as appropriate, to assist with creating greater visibility around the assets and any subsequent operations that may be linked to those assets.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying unaudited consolidated financial statements, the Company has only recently begun generating revenue on a trial basis as an initial stage to fully commercialize its biodiesel products (as described above, such trial production has been suspended as of October 31, 2009) and has incurred recurring losses for the period from March 9, 2007 (date of inception) through January 31, 2010. Additionally, the Company has negative cash flows from operations since date of inception and has an accumulated deficit of $21,542,408 at January 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 - Summary of Significant Accounting Policies

General

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K.  The results for the three months ended January 31, 2010, are not necessarily indicative of the results to be expected for the full year ending October 31, 2010.

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

Although we have now largely completed commissioning and testing the plant to our satisfaction, we will not be able to produce and therefore sell bio-diesel in commercially viable quantities until we raise extra sufficient amount of capital or lines of credit to acquire the feedstock required to produce bio-diesel in such quantities. We are currently negotiating with various parties to obtain access to such capital but there can be no certainty about the outcome of such negotiations. Until such time, if ever, as we obtain access to such capital it is uneconomic to run the plant and we are holding it in a state of readiness to commence commercial scale production at some future date. Consequently, the Company will remain as a development stage entity until it is confident that the Plant is capable of producing biodiesel at a specified level of certification consistently, in large volumes, across a wide distribution of customers. The Company has not generated material revenues to date and has incurred significant expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 9, 2007 (date of inception) through January 31, 2010, the Company has accumulated losses of $21,542,408.

Principles of consolidation

The consolidated financial statements include the accounts of Four Rivers BioEnergy Inc., The Four Rivers BioEnergy Company Inc., The Four Rivers BioEthanol Company Limited, Four Rivers STT Trading Company Inc., Four Rivers STT Technology Inc., Four Rivers Real Estate Inc. and BF Group Holdings Limited,  All significant intercompany transactions and balances have been eliminated in consolidation.

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

We received advanced payment under a contract entered into for the lease of certain STT® asset during the period ended January 31, 2010 from the customer of $63,729, which has been treated as deferred revenue on the balance sheet since not all of the conditions of the contract had been satisfied by us at January 31, 2010. We have also capitalized and included in work in process in the balance sheet at January 31, 2010 those direct costs incurred by us prior to January 31, 2010 in relation to this contract.

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

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive.  The diluted net loss per share for the three month periods ended January 31, 2010 and 2009 does not reflect the effect of 1,025,000 and 625,000 shares potentially issuable upon the exercise of the Company’s stock warrants (calculated using the treasury method) because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

Note 3 – Non-Controlling Interest

The Company has acquired operating assets through a holding company structure consisting of a holding company, BF Group Holdings Limited, a United Kingdom formed company (“BF Group”), and several subsidiaries to own the land in freehold and leasehold, plant, patents and intellectual property and other assets and to operate those assets, as appropriate, for greatest operational, financing, income and tax efficiency.  The Company has an 85% equity interest in BF Group. The 15% third party ownership of BF Group is recorded as a noncontrolling interest in the financial statements.

Note 4 - Inventory

Inventory at January 31, 2010 and October 31, 2009 consists of the following:

	January 31, 2010	October 31, 2009
Raw materials	$49,565	$109,578
Work in process	-	3,236
Finished goods	-	15,693
	$49,565	$128,507

Note 5 - Related Party Transactions

The Company has contracted with P.C.F. Solutions Limited (“PCF”), a private Limited Company, of which Mr. Stephen Padgett, our Chief Executive Officer, is a director and majority shareholder. Under the terms of the agreement, PCF provides the Company with services of employees within PCF at agreed rates. The Company incurred consulting services through PCF totaling $77,625 and $56,875 for the three month periods ended January 31, 2010 and 2009, respectively and $809,850 from March 9, 2007 (date of inception) to January 31, 2010.  Prior to February 1, 2009, Mr. Padgett was paid directly as an employee of the Company.

The Company has contracted with The ARM Partnership (“ARM”), a private partnership of which Mr. Martin Thorp, our Chief Financial Officer, is a principal.  Under the terms of the agreement ARM provides the Company with the services of Mr. Robert Galvin, a partner of ARM, as the Company’s Secretary at agreed rates. The Company incurred consulting services through ARM Partnership totaling $56,700 and $108,000 for the three month periods ended January 31, 2010 and 2009, respectively, and $706,465 from March 9, 2007 (date of inception) to January 31, 2010.

The Company has entered into consulting agreements with outside contractors who are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $354,001 and $964,358 in fees to these individuals for the three month periods ended January 31, 2010 and 2009, respectively, and $4,544,607 for the period from March 9, 2007 (date of inception) through January 31, 2010, in a consulting role.

Note 6 - Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of preferred stock, with par value of $0.001 per share, of which no shares were outstanding at January 31, 2010 and two shares were issued and outstanding at October 31, 2009 (“Series A Preferred”). The Series A Preferred Stock terminated on December 4, 2009.

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $.001 per share.  As of January 31, 2010 and October 31, 2009, there were 8,221,356 shares of common stock issued, of which 300,000 shares are held in escrow as contingent consideration for the acquisition of the Kreido assets that are not accounted for as outstanding at January 31, 2010 and October 31, 2009. Accordingly, there are 7,921,356 shares of common stock outstanding at January 31, 2010 and October 31, 2009.

Note 7 – Subsequent Events

The Company has evaluated for disclosure subsequent events that have occurred up through the date of issuance of these financial statements.

On December 31, 2009, a promissory note in the amount of $600,000 and which is represented by the deferred consideration on the Company balance sheet became due for payment.  The Company had reached an informal and non-binding agreement with the note holder to defer payment of the note until February 28, 2010.  The Company has also made a payment of $60,000 on December 30, 2009 which was accepted in good faith.   The Company did not pay the $540,000 balance of the note on the amended due date but expects to be able to repay the full amount outstanding if and when financings which are currently being negotiated are consummated. The Company has kept the note holder informed of the current status of the proposed financing and the note holder has not taken formal action to collect the note. There can be no certainty regarding the proposed financing referred to above or of the promissory note holder’s continued goodwill.  The note holder can demand payment in full at anytime.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

Formation and Initial Financing

We were incorporated under the name Med-Tech Solutions, Inc. (which we refer to as MTSI) in the State of Nevada on May 28, 2004, and we changed the name on January 25, 2008 to Four Rivers BioEnergy Inc. (which we refer to as Four Rivers or the Company and as the context requires, includes its subsidiaries).  On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (which we refer to as 4Rivers), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  Pursuant to the Agreement, MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers.  4Rivers has a wholly owned subsidiary incorporated in the United Kingdom, The Four Rivers Bioethanol Company Limited (“4Rivers UK”), which currently has no operations.  On December 4, 2007, as a condition of the acquisition, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock.  On July 30, 2008, the Company raised an additional $1,631,564, net of expenses, in a private placement of 131,061 shares of common stock.  As a further condition of the Agreement, the Company received 3,655,087 shares of common stock for cancellation held by certain former stockholders and former management of the then MTSI.  In addition, the former director agreed to waive his prior loans extended to the then MTSI amounting to $296,714.  Upon consummation of the acquisition, 4Rivers and 4Rivers UK became the only two wholly-owned subsidiaries of the Company.  Subsequently, three new wholly-owned subsidiaries were formed; Four Rivers STT Trading Company Inc., Four Rivers STT Technology Inc. and Four Rivers Real Estate Inc.

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

Current Plan of Operations

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

During the last fiscal year ended October 31, 2009 we have consummated two asset acquisitions in line with this strategy.

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

The STT® technology has wide application outside the biodiesel area and the Company is currently exploring various opportunities and commercial arrangements, including possible licensing arrangements or technology sales, to derive value from such opportunities as a separate subsidiary revenue stream without distracting in any way from the Company’s core bio-energy strategy.  As an example, on November 30, 2009, the Company entered into a lease agreement, with purchase options, with Grean Technologies of Hamilton, Ohio for a Four Rivers STT® Reactor System. Grean Technologies will be using the system for process intensification research for their flavors and fragrances business.  This contract highlights the wide application of the STT® technology into other industries.

The Acquisition of biodiesel plant assets in North East England

On April 6, 2009, the Company signed a series of related agreements for the acquisition of a biodiesel plant and other assets located near Blyth, Northumberland, in North East England. The acquisition of the plant and related assets was from the administrator under a “pre-packaged” acquisition out of insolvency working with the principal creditor and the administrator.  The acquisition was of a completely constructed facility capable of initially producing approximately 23 million gallons per year (“mgpy”) of biodiesel (and readily expandable upwards to some 75mgpy) from a broad band of feed-stocks, including waste cooking oils, other waste oils and virgin oils using technologies that are believed to be unique in the biodiesel industry. In addition, the acquisition included 147 acres of land situated about two miles from the port of Blyth, Northumberland, England, security and office buildings, furniture and office equipment, and motor vehicles.

The purchase price of the assets acquired from the administrator under a “pre-packaged” acquisition out of insolvency was approximately $800,000, which the Company believes is at a significant discount from the carrying value of these assets in the accounts of the predecessor entity.  The purchase price reflected the pressure to dispose of the assets by the insolvency practitioner since this was the only viable deal offer being made for the benefit of creditors at that time.

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

The original planned development of the Kentucky site involved raising substantial debt and equity capital during 2008, following the initial placement of equity and acquisition and improvement of the Kentucky land. However, the severe and sudden decline in the capital markets caused us to initially postpone this work and the prolonged and deep global recession has effectively prevented us from pursuing that part of our original strategy and, conversely, opened up significant new opportunities to implement the second element of our original strategy – to acquire distressed assets on favorable terms and improve them.  Whilst we anticipate that at some point, recovery of the capital markets and the anticipated future under-supply of Bio-fuels will converge making ‘green field’ bio-fuels developments potentially economic again, we do not now believe that the situation will arise for a significant time; and during 2009, we concluded that it was in the best interest of the Company to seek to sell the Kentucky land, subject to a reasonable price being obtained, and release working capital tied up in the land to fund the business plans that we have developed around assets that we have acquired in line with the second and increasingly relevant part of our overall strategy.

Comparison of the three month periods ended January 31, 2010 and 2009 and for the period from March 9, 2007 (date of inception) through January 31, 2010

Results of Operations

We have incurred a net loss of $1,225,200 for the three month period ended January 31, 2010. This compares to a net loss of $3,063,133 for the three month period ended January 31, 2009.  We have incurred a net loss of $21,675,777 for the period from March 9, 2007 (date of inception) through January 31, 2010.

Revenues

During the year ended October 31, 2009 we recorded revenues of $3,201,412 which arose from the sale of bio diesel produced in our UK bio diesel plant. These sales were developed during a period of testing and proving the plant following our acquisition of the plant assets in April, 2009 and our subsequent development of those assets into a business. Having tested and proven the production capability of the plant we stopped production pending raising adequate finance to acquire adequate volume of feedstock and enable us to increase the scale of production to the full capacity of the plant. Consequently in the three month period ended January 31, 2010 no revenue was generated from the sale of biodiesel. The sale of residual stocks of completed bio diesel and surplus stocks of feedstock oils during the three month period ended January 31, 2010 amounted to $42,872 and is recorded and classified as part of ‘Other Income’ in the consolidated statements of operations. No revenue arose in the three month period ended January 31, 2009 since we did not own any revenue generating assets at that time.

We do not anticipate that we will generate any further material revenues from the sale of biodiesel until such time as we have entered into commercial production at the biodiesel plant which is dependent upon the outcome of ongoing discussions with certain third parties that are aimed at providing finance to the Company or to the subsidiary company which owns the bio diesel plant and which may include establishing joint ventures with strategic or financial partners. There can be no certainty at this time about the success of outcome of these discussions and therefore there is no certainty about our ability to generate future biodiesel revenues or to commence full scale production on a commercial basis.

In March 2009 we acquired the assets and intellectual property which now comprises our STT® area of activity. We have not fully developed this area because of the need to concentrate our available capital on the UK biodiesel plant and our first planned biofuels application of the STT® technology is expected to be within our UK plant biodiesel process and is therefore pending the commencement of full scale production of that plant. However, we acquired a number of complete and incomplete STT® reactors and related equipment as part of the asset acquisition and we have been seeking the commercialization of these assets and the related intellectual property in non biofuels applications. We do not intend to enter into significant non biofuels STT commercial activity ourselves, however we are and plan to continue to seek strategic partners to promote and sell our STT® technology in other non biofuels industries, which are likely to be on the basis of license sales agreements. At this stage it is too early to determine the likely success of such subsidiary revenue generation, however, in November 2009 we entered into an agreement to license one of our STT reactors to a third party involved in the fragrance industry. We received advanced payment under this contract from the customer of $63,729 during the three month period ended January 31, 2010 which has been treated as deferred revenue on the balance sheet since not all of the conditions of the contract had been satisfied by us at January 31, 2010. We have also capitalized and included in work in process in the balance sheet at January 31, 2010 those direct costs incurred by us prior to January 31, 2010 in relation to this contract.

Operating loss

The main components of the recorded operating loss during the three month periods ended January 31, 2010 and 2009, and for the period from March 9, 2007 (date of inception) through January 31, 2010 may be analyzed as follows:

		Three month period ended January 31,		Period from Inception (March 9, 2007) to January 31,
	Note	2010	2009	2010
Losses in UK Plant
Gross Loss in UK plant	1	$-	$-	$1,009,685
Indirect Plant overhead costs	2	136,509	-	1,765,469
Indirect labour and administrative expenses at UK plant	2	364,328	-	1,848,406
		$500,837	$-	$4,623,560

Major Operating Costs and Expenses
Professional fees	3	$181,525	$192,510	$1,808,239
Contractors, payroll and administrative expenses (excluding UK Plant)	4	359,487	664,320	5,874,508
Consulting expenses	5	77,446	697,855	1,970,000
STT overhead costs	6	24,000	-	255,432
Travel and accommodation expenses	7	41,501	88,112	1,140,200
Occupancy, communications and other central group overheads (excluding UK plant)	8	44,589	50,483	419,825
		$728,548	$1,693,280	$11,468,204

Non Cash Items charged
Fair value of warrants issued to director, employee and contractors for services		$-	$1,404,283	$1,867,366
Fair value of shares issued for professional services		-	-	179,667
Asset impairment loss		-	-	4,457,103
		$-	$1,404,283	$6,504,136

1.

The direct cost of sales from the sale of biodiesel in the period from March 9, 2007(date of inception) to January 31, 2010 exceeded the related sales giving rise to a gross loss of $1,009,685. This gross loss arose because the sales arose during a period of testing, improving and commissioning the new plant and therefore significant adverse efficiency and cost variances arose. We do not consider that these losses are indicative of the ongoing gross margin which we expect the plant to deliver in the event that we obtain the necessary financing required to commence full scale commercial production as described under ‘revenues’ above.

2.

The UK biodiesel plant overhead and indirect labor costs in the three month period ended January 31, 2010 amounted to $500,837 and $3,613,875 in the period from March 9, 2007 (date of inception) to January 31, 2010. No comparative amounts are recorded in the three month period ended January 31, 2009 since the UK plant was acquired in April 2009.

3.

‘Professional fees’ incurred in the three month period ended January 31, 2010 amounted to $181,525 compared to $192,510 in the prior period. The difference is not significant. Professional fees incurred in the period from March 9, 2007 (date of inception) to January 31, 2010 amounted to $1,808,239 and is comprised primarily of compliance, legal, audit and financial and acquisition related advisory fees.

4.

‘Contractors, payroll and administrative expenses’ (excluding those incurred in the UK plant which are included within the UK plant numbers in the table above) amounted to $359,487 a reduction of $304,833 from the comparable amount in the three month period ended January 31, 2009 (which amounted to $664,320). This reduction reflects a lower headcount and reduced activity. ‘Contractors, payroll and administrative expenses’ in the period from March 9, 2007 (date of inception) to January 31, 2010 amounted to $5,874,508.

5.

‘Consulting expenses’ in the three month period ended January 31, 2010 amounted to $77,446 compared to $697,855 in the three month period ended January 31, 2009. This material reduction is due to certain substantial consulting costs incurred in the period ended January 31, 2009 associated with aborted financing activity and to the general reduction in the use of consultants. ‘Consulting expenses’ in the period from March 9, 2007 (date of inception) to January 31, 2010 amounted to $1,970,000.

6.

‘STT overhead costs’ relate to the maintenance costs of the STT technology and patents acquired from Kreido in March 2009, including patent protection and storage of the acquired reactors and related assets. These costs amounted to $24,000 in the three month period ended January 31, 2010 and $255,432 in the period from March 9, 2007 (date of inception) to January 31, 2010. No such costs were recorded in the three month period ended January 31, 2009 since the STT assets were not acquired at that time.

7.

‘Travel and accommodation expenses’ in the three month period ended January 31, 2010 amounted to $41,501 a decrease of $46,611 from the comparable amount in the three month period ended January 31, 2009 of $88,112. This reduction is due to significantly lower volume of travel incurred by group executives. ‘Travel and accommodation expenses’ in the period from March 9, 2007 (date of inception) to January 31, 2010 amounted to $1,140,200.

8.

‘Occupancy, communications and other central group overheads (excluding UK plant)’ in the three month period ended January 31, 2010 amounted to $44,589 compared to $50,483 in the three month period ended January 31, 2009, and in the period from March 9, 2007 (date of inception) to January 31, 2010 amounted to $419,825.

Other income (expense)

The operating loss was offset partially by other income which arose as follows:

		Three month period ended January 31,		Period from inception (March 9, 2007) to January 31,
	Note	2010	2009	2010
Other income (expense)
Interest income	2	$1,065	$59,783	$561,263

Interest expense		$-	$(586)	$(7,518)

Other income:
Other income - STT		$7,603	$-	$7,603
Rental income		5,876	-	5,876
Sale of RTFO certificates		7,284	-	7,284
Sale of UCO stock		42,872	-	42,872
Cost of the sale of UCO stock		(37,788)	-	(37,788)
Total other income		$25,847	$-	$25,847

Sale of scrap and surplus assets		$704,220	$-	$924,840
Cost associated with the sale of scrap		(159,483)	-	(159,483)
Cost basis of other assets		(55,197)	-	(55,197)
Book value of assets sold		(156,118)	-	(156,118)
Gain on sale of redundant scrap and assets	1	$333,422	$-	$552,377

Notes to accompany the above table:

1.

The April 2009 transaction which gave rise to the purchase of the bundle of assets which include the now completed UK biodiesel plant also included other assets that are not part of the completed biodiesel plant. These assets include (a) an area of land surrounding the plant amounting to some 147 acres and which is currently unused but is zoned for industrial development and (b) certain redundant items of plant infrastructure and related equipment, storage, tanking, piping and machinery which mainly relate to prior years when the site was used on a larger scale for penicillin production by prior owners. During the three month period ended January 31, 2010 we took advantage of the planned temporary shutdown of production to divert our plant work force to tidying the entire site and stripping down the redundant items described in (b) above. In addition we deployed specialist contracted labour to sell the stripped out redundant items to deliver cash flow during the downtime period. The gain from the sale of stripped out redundant assets is recorded and classified as part of "Other income (expense)" in the consolidated statements of operations and, in the three month period ended January 31, 2010 as shown in the table above.

2.

The interest income of $1,065 for the three month period ended January 31, 2010 was materially less than the amount recorded for the three month period ended January 31, 2009 of $59,783 mainly due to higher cash balances held on deposit in the period ended January 31, 2009.

Property Plant and Equipment

During the three month periods ended January 31, 2010 and January 31, 2009, the Company made no significant purchases of property and equipment.

During the period from March 9, 2007 (date of inception) through January 31, 2010, the Company purchased property and equipment, comprised of the following main categories:

The land purchases were acquired for cash other than one parcel which was acquired in part on credit of $600,000 financed by deferred consideration.  In addition, the Company financed its automobiles purchase with automobile loans amounting to $40,821.

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

The aggregate cost of the assets was $4,681,269. Consideration paid included $2,797,210 in cash, issuance of 1,200,000 shares of the Company’s common stock (of which 300,000 shares are held in escrow as contingent consideration) and a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $8.00 per share with an expiration date of March 5, 2014. The warrant provides for anti-dilution adjustment in limited circumstances and piggyback registration rights with respect to the underlying shares of common stock. The Company also incurred direct acquisition costs of $744,724, related to finders’ fees and legal fees.

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

Liquidity and Capital Resources

At January 31, 2010 the Company had cash balances of $753,091 and working capital deficit of $1,387,474, compared to cash balances at January 31, 2009 of $13,294,737 and working capital of $12,267,118, respectively.  We reported total stockholders’ equity at January 31, 2010 amounting to $8,331,045, compared to $19,536,031 at January 31, 2009.

At January 31, 2010 we had current liabilities of $2,523,279 which mainly comprised (a) $1,239,106 in our UK plant subsidiary, (b) $540,000 in our subsidiary which owns the land in Kentucky, being the $600,000 deferred consideration payable in respect of the land less an interim payment made of $60,000 and (c) $744,173 in the parent company that are due to contractors and professional advisers. Most of these creditors have agreed to informal agreements to defer payment since they are aware of our overall asset base, but we are reliant on the ongoing goodwill and support of these creditors ahead of anticipated finance raisings referred to below.

At January 31, 2010 the Company’s wholly owned subsidiary, Four Rivers BioEnergy Company, Inc., was in default under the terms of the $600,000 promissory note payable (referred to under (b) in the preceding paragraph) which was due for payment on or before December 31, 2009. Due to cash shortages the Company was unable to make payment under that note by the due date, but made a partial payment on account amounting to $60,000. The promissory note holder agreed on an informal basis, and as a matter of goodwill, not to formally pursue Four Rivers BioEnergy Company, Inc., for the collection on the basis that the Company has informed the note holder of the intention to repay the entire balance due out of the proceeds of a financing initiative which is currently being progressed. Initially the note holder informally agreed to take no action until February 28, 2010 at which time he would reconsider his position. The Company has kept the note holder informed of the current status of the proposed financing and the note holder has not taken formal action to collect the note. There can be no certainty regarding the proposed financing referred to above or of the promissory note holder’s continued goodwill.  The note holder can demand payment in full at anytime.

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

In addition, in the medium term, the Company does not have any determined sources for the full amount of funding required to implement its entire preferred strategy including commercialization and expansion of its UK bio-diesel plant and the commercialization of its STT technology and assets. If the Company is unable to raise the necessary capital at the times it requires such funding, it may have to materially change its business plan, including commercialization of the UK bio-diesel plant, delaying implementation of aspects of the business plan, sales of assets and/or curtailing or abandoning its business plan.

The Company is a highly speculative investment and investors may lose some or all of their investment in the Company.

Sources and Use of Funds

Since inception, the Company has financed itself primarily by the sale of equity securities. The Company raised $2,000,000 on March 26, 2007, $22,829,022 (net of issuance costs) on December 4, 2007, and $ 1,631,564 (net of issuance costs) on July 30, 2008, by way of three separate private placements of shares of common stock. The total cash funds raised since inception of $26,460,586 have been used principally as follows:

(a)

The acquisition of the land in Kentucky and various costs associated with improvements made to the land for its initial proposed purpose, together with initial costs associated with the planned construction of a bio energy plant on that land together with direct contractors costs allocable to the proposed Kentucky project, all amounting in total to approximately $7.35 million

(b)

The acquisition of the STT related assets from Kreido Biofuels, together with subsequent costs incurrent in protecting the acquired STT assets of approximately $5.30 million

(c)

The acquisition and subsequent investment in testing, stabilizing and preparing the UK plant for commercialization amounting to approximately $6.0 million

(d)

Legal, professional, consulting and advisory fees relating to potential and actual acquisition and corporate finance activity amounting to approximately $6.15 million

(e)

Compliance, legal and audit costs of approximately $1.8 million

Current assets and liabilities

At January 31, 2010, we had current assets of $1,135,805, comprised of (a) cash of $753,091, (b) inventory of $49,565 comprised of materials located at our UK plant of (c) various prepaid expenses, sundry receivables and advances of $333,149.

Our current liabilities at January 31, 2010 amounted to $2,523,279 of which accounts payable and accrued expenses, value added tax payable and deferred income amounted to $1,983,279 and a promissory note amounting to $540,000 representing unpaid deferred consideration for part of the Kentucky land acquisition.

At January 31, 2009, cash was $13,294,737 and we had other current assets of $364,937 and current liabilities of $1,662,682.

We attribute our net loss to having no commercial scale revenues to sustain our operating costs as we are a development stage company.

Net Cash Used in Operating Activities

Cash utilized in operating activities was $1,367,797 for the three month period ended January 31, 2010, as compared to $1,381,144 for the three month period ended January 31, 2009.  The reduction is due to a reduction in group level costs between the two periods offset in part by new costs incurred in the acquisitions made since January 31, 2009 (STT and UK biodiesel plant). Total cash utilized in operating activities was $14,460,785, from March 9, 2007 (date of inception) through January 31, 2010.

Net Cash Used in Investing Activities

During the three month period ended January 31, 2010 cash provided by investing activities was $725,905, compared with cash spent on investment activities in the three month period ended January 31, 2009 of $355,735. The change is due primarily to cash received in the three month period ended January 31, 2010 from the sale of scrap, redundant and surplus assets of $704,220, offset by $159,483 of costs associated with sale of the scrap and assets, for which no equivalent amount arose in the three month period ended January 31, 2009.  In addition the Company had returned to it funds which were previously held in escrow amounting to $200,000 and which related to an aborted transaction, in the three month period ended January 31, 2010.  This compares to cash deposited into escrow amounting to $250,000 related to the purchase of STT assets, in the three month period ended January 31, 2009.

Cash used in investing activities in the period from inception (March 9, 2007) to January 31, 2010 amounted to $11,773,507 and comprised mainly of the acquisition of land, plant and equipment and plant construction costs.

Net Cash (Used in) Provided by Financing Activities and Future Possible Financings

During the period from March 9, 2007 (date of inception) through January 31, 2010, the Company received net cash provided by financing activities of $26,460,586 from private placements. During the three month periods ended January 31, 2010 and the three month period ended January 31, 2009 the Company did not receive any cash from financing activities. The Company attributes this to (a) the materially adverse state of the global capital markets during these periods and to (b) the fact that it did not own a viable production plant until recently, when it finished commissioning the UK biodiesel plant that it acquired in April 2009. Following this the Company has entered into various ongoing discussions with certain third parties that are aimed at providing finance to the Company or to the subsidiary company which owns the bio diesel plant and which may include establishing joint ventures with strategic or financial partners. There can be no certainty at this time about the success of outcome of these discussions and therefore there is no certainty about our ability to generate future biodiesel revenues or to commence full scale trading on a commercial basis.

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

Although we have now largely completed commissioning and testing the plant to our satisfaction, we will not be able to produce and therefore sell bio-diesel in commercially viable quantities until we raise extra sufficient amount of capital or lines of credit to acquire the feedstock required to produce bio-diesel in such quantities. We are currently negotiating with various parties to obtain access to such capital but there can be no certainty about the outcome of such negotiations. Until such time, if ever, as we obtain access to such capital it is uneconomic to run the plant and we are holding it in a state of readiness to commence commercial scale production at some future date. Consequently, the Company will remain as a development stage entity until it is confident that the Plant is capable of producing biodiesel at a specified level of certification consistently, in large volumes, across a wide distribution of customers. The Company has not generated material revenues to date and has incurred significant expenses and has sustained losses.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Four Rivers BioEnergy Inc., The Four Rivers BioEnergy Company Inc., The Four Rivers BioEthanol Company Limited, Four Rivers STT Trading Company Inc., Four Rivers STT Technology Inc., Four Rivers Real Estate Inc. and BF Group Holdings Limited.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, current exchange rates, commodity prices or other market factors. We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our current assets and liabilities. At January 31, 2010, we had cash and cash equivalents consisting of cash on hand and highly liquid money market and demand savings accounts with original terms to maturity of less than 90 days. We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our liquid investments to maturity.

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

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this quarterly report, management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls, our principal executive officer and principal financial officer have determined that during the period covered by this quarterly report, there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None

Item 6. Exhibits.

Exhibit	Description
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2010.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2010.

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

FOUR RIVERS BIOENERGY INC.

Date: March 22, 2010	By:	/s/ Stephen Padgett
Name: Stephen Padgett Title: President and Chief Executive Officer

Date: March 22, 2010	By:	/s/ Martin Thorp
Name: Martin Thorp Title: Chief Financial Officer