Form 10-Q
period 2010-04-30
FOUR RIVERS BIOENERGY INC.
filed 2010-06-18
CIK 1312069

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

_________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,988,021 shares of common stock, par value $.001 per share, outstanding as of June 18, 2010.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FOUR RIVERS BIOENERGY INC.

INDEX TO FINANCIAL STATEMENTS

Page
Page
Condensed Consolidated Balance Sheets as of April 30, 2010 (Unaudited) and October 31, 2009	6

Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2010 and 2009 and for the period from March 9, 2007 (date of inception) through April 30, 2010 (Unaudited)	7

Condensed Consolidated Statements of Stockholders’ Equity for period from March 9, 2007 (date of inception) through April 30, 2010 (Unaudited)	8

Condensed Consolidated Statements of Cash Flows for the six month ended April 30, 2010 and 2009 and for the period from March 9, 2007 (date of inception) through April 30, 2010 (Unaudited)	9

Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$308,404	$1,399,437
Restricted cash	-	200,000
Inventory	47,955	128,507
Value added tax refunds receivable	-	3,887
Prepaid expenses and other current assets	276,615	231,622
Total current assets	632,974	1,963,453

Property and equipment	5,538,490	5,887,886
Land held for sale	3,700,000	3,700,000
Patents and other	283,180	283,180
Security deposit	198,533	380,102
Total Assets	$10,353,177	$12,214,621

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,827,126	$1,785,331
Value added tax payable	95,837	-
Deferred consideration	540,000	600,000
Total Current Liabilities	2,462,963	2,385,331

Deferred credit on asset purchase	252,000	252,000
Total Long Term Liabilities	252,000	252,000

Commitment and contingencies	-	-

Stockholders' Equity
Preferred stock:
Authorized: 100,000,000 shares with par value of $0.001 per share; issued and outstanding: none and 2 shares, as of April 30, 2010 and October 31, 2009, respectively	-	-
Common stock:
Authorized: 500,000,000 shares with par value of $0.001 per share, issued 8,221,356 shares, outstanding 7,921,356 shares, as of April 30, 2010 and October 31, 2009	7,922	7,922
Additional paid in capital	29,477,242	29,363,347
Accumulated other comprehensive income - foreign currency translation gain	611,300	656,598
Deficit accumulated during development stage	(22,277,330)	(20,450,577)
Stockholders' equity attributable to Four Rivers BioEnergy, Inc. Common Shareholders	7,819,134	9,577,290
Non Controlling Interest	(180,920)	-
Total stockholders' equity	7,638,214	9,577,290

Total Liabilities and Stockholders' Equity	$10,353,177	$12,214,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
	For the Three Months Ended April 30,	For the Three Months Ended April 30,	For the Six Months Ended April 30,	For the Six Months Ended April 30,	For the Period from March 9, 2007 (date of inception) through April 30,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$3,201,412
Cost of goods sold	-	-	-	-	(4,196,687)
Gross Loss	-	-	-	-	(995,275)

Operating expenses
Professional fees	$333,736	$201,398	$515,261	$393,908	$2,141,975
Fair value of shares issued for services	-	-	-	-	179,667
Contractors, Payroll and administrative expenses	430,948	433,623	1,154,763	1,097,943	8,153,862
Warrants issued for services	113,895	463,083	113,895	1,867,366	1,981,261
Bank charges	3,677	2,725	7,224	5,565	31,884
Consulting expenses	-	70,165	77,446	768,020	1,970,000
Depreciation expense	41,498	9,823	85,282	14,250	134,462
Asset impairment loss	-	-	-	-	4,457,103
Farming costs	-	-	-	17,500	54,633
Other site costs	159,946	294,606	442,288	294,606	1,604,071
Patent protection costs STT	8,689	-	21,293	-	103,117
Relocation, storage and other costs STT	73,996	171,298	85,392	171,298	235,000
Office and sundry	71,434	37,059	148,584	56,861	722,427
Rent expense	112,155	32,173	232,238	57,722	469,011
Telephone and communications	6,523	11,014	16,864	16,146	87,009
Travel expense	62,849	126,732	104,350	214,845	1,203,049
Total operating expenses	1,419,346	1,853,699	3,004,880	4,976,030	23,528,531

Loss from operations	(1,419,346)	(1,853,699)	(3,004,880)	(4,976,030)	(24,523,806)

Other income (expense)
Interest income	247	15,367	1,312	75,150	561,510
Interest expense	-	(572)	-	(1,158)	(7,518)
Other income	31,315	-	57,162	-	57,162
Gain on sale of scrap and surplus assets	600,557	110,985	933,979	110,985	1,152,934
Forgiveness of debt	-	-	-	-	296,714
Total other income	632,119	125,780	992,453	184,977	2,060,802

Net loss before provision for income taxes	(787,227)	(1,727,919)	(2,012,427)	(4,791,053)	(22,463,004)
Income taxes (benefit)	-	-	-	-	-
Net loss	(787,227)	(1,727,919)	(2,012,427)	(4,791,053)	(22,463,004)

Net loss attributable to the non-controlling interest	52,305	-	185,674	-	185,674

Net loss attributable to Four Rivers BioEnergy, Inc. Common Shareholders	$(734,922)	$(1,727,919)	$(1,826,753)	$(4,791,053)	$(22,277,330)

Basic and diluted loss per share attributable to Four Rivers BioEnergy, Inc.	$(0.09)	(0.23)	(0.23)	(0.68)	$(3.46)

Weighted average number of basic and diluted
common shares outstanding used in loss per share calculation	7,921,356	7,370,981	7,921,356	7,083,142	6,444,635

Comprehensive loss:
Net loss	$(787,227)	$(1,727,919)	$(2,012,427)	$(4,791,053)	$(22,463,004)
Foreign currency translation – (loss) gain	(24,053)	219,147	(45,298)	211,229	611,300
Comprehensive loss	$(811,280)	(1,508,772)	(2,057,725)	(4,579,824)	$(21,851,704)
Foreign currency translation – (loss) gain attributable to the non-controlling interest	(4,554)	-	(4,754)	-	(4,754)
Comprehensive loss attributable to Four Rivers BioEnergy, Inc. Common Shareholders	$(806,726)	$(1,508,772)	$(2,052,971)	$(4,579,824)	$(21,846,950)

The accompanying notes are an integral part of these unaudited uncondensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Stockholders' Equity
For the Period from March 9, 2007 (date of inception) through April 30, 2010

						Deficit	Accumulated
	Preferred Stock		Common Stock			Accumulated	Other
	Number		Number		Additional	During the	Comprehensive		Total
	of		of		Paid in	Development	Income/	Noncontrolling	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Loss)	Interest	Equity
Balance at inception (March 9, 2007), adjusted for recapitalization	-	$-	5,629,716	$5,630	$(5,630)	$-	$-	$-	$-
Shares issued for cash	-	-	1,197,029	1,197	1,998,803	-	-	-	2,000,000
Net loss	-	-	-	-	-	(965,731)	-		(965,731)

Balance, October 31, 2007	-	-	6,826,745	6,827	1,993,173	(965,731)	-	-	1,034,269
Shares issued for services prior to reverse merger	-	-	1,197,030	1,197	245,303	-	-	-	246,500
Effect of reverse merger and assumption of liabilities	-	-	-	-	(270,185)	-	-	-	(270,185)
Shares issued for cash in December 2007 at $13.77 per share, net	-	-	1,657,881	1,658	22,827,364	-	-	-	22,829,022
Shares issued for fees in December 2007	2	-	-	-	-	-	-	-	-
Shares returned for cancellation in December 2007	-	-	(3,008,028)	(3,008)	3,008	-	-	-	-
Shares issued for cash in July 2008 at $15.26 per share, net	-	-	131,061	131	1,631,433	-	-	-	1,631,564
Foreign currency translation adjustment	-	-	-	-	-	-	(3,531)	-	(3,531)
Net loss	-	-	-	-	-	(4,264,839)		-	(4,264,839)

Balance, October 31, 2008	2	$-	6,804,689	$6,805	$26,430,096	$(5,230,570)	$(3,531)	$-	$21,202,800
Stock warrants issued for compensation	-	-	-	-	1,404,283	-	-	-	1,404,283
Shares issued for asset acquisition in March 2009	-	-	900,000	900	755,100	-	-	-	756,000
Warrants issued for asset acquisition in March 2009	-	-	-	-	131,335	-	-	-	131,335
Stock warrants issued for services in April 2009	-	-	-	-	463,083	-	-	-	463,083
Shares issued for services in October 2009	-	-	216,667	217	179,450	-	-	-	179,667
Foreign currency translation adjustment	-	-	-	-	-	-	660,129	-	660,129
Net loss	-	-	-	-	-	(15,220,007)		-	(15,220,007)

Balance, October 31, 2009	2	$-	7,921,356	$7,922	$29,363,347	$(20,450,577)	$656,598	$-	$9,577,290
Termination of Preferred Stock	(2)	-	-	-	-	-	-	-	-
Stock warrants issued for compensation	-	-	-	-	113,895	-	-	-	113,895
Foreign currency translation adjustment	-	-	-	-	-	-	(45,298)	4,754	(40,544)
Net loss	-	-	-	-	-	(1,826,753)	-	(185,674)	(2,012,427)
Balance, April 30, 2010	-	$-	7,921,356	$7,922	$29,477,242	$(22,277,330)	$611,300	$(180,920)	$7,638,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended April 30,		For the Six Months Ended April 30,	For the Period from March 9, 2007 (date of inception) through April 30,
2010		2009	2010
Cash flows from operating activities
Net loss	$(2,012,427)	$(4,791,053)	$(22,463,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment loss	-	-	4,457,103
Depreciation expense	85,282	14,250	219,415
Forgiveness of debt	-	-	(296,714)
Shares issued for services	-	-	426,167
Stock warrants issued for compensation	113,895	1,867,366	1,981,261
Reversal of capitalised cost and interest accruals - non-cash	-	71,605	71,605
Gain on sale of scrap and surplus assets	(933,979)	(110,985)	(1,152,934)
Changes in operating assets and liabilities:
Value added tax refunds receivable	3,724	(69,926)	(43)
Inventory	73,359	-	(51,181)
Prepaid expenses and other current assets	(30,422)	275,459	(440,914)
Deposits	158,140	-	(210,233)
Accounts payable and accrued liabilities	131,762	(57,015)	1,955,818
Value added tax payable	99,476	-	99,476
Net cash used in operating activities	(2,311,190)	(2,800,299)	(15,404,178)

Cash flows from investing activities
Purchase of property, equipment and intangible assets	(54,220)	(4,269,433)	(10,640,551)
Plant construction costs	-	(80,439)	(1,885,245)
Cash collected from (placed in) escrow	200,000	(330,025)	-
Proceeds from sale of assets	1,481,617	110,985	1,702,237
Costs associated with sale of assets	(305,683)	-	(305,683)
Cash acquired in reverse merger	-	-	51,544
Prepaid expenses	-	(100,000)	(100,000)
Net cash provided by (used in) investing activities	1,321,714	(4,668,912)	(11,177,698)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	-	-	26,460,586
Payment of deferred consideration	(60,000)	-	(60,000)
Repayment of automobile loans	-	(10,475)	(40,821)
Repayment of directors loan	-	-	(10,015)
Net cash (used in) provided by financing activities	(60,000)	(10,475)	26,349,750

Effects of accumulated foreign exchange on cash	(41,557)	211,229	540,530

Net (decrease) increase in cash and cash equivalents	(1,091,033)	(7,268,457)	308,404
Cash and cash equivalents at beginning of period	1,399,437	15,044,772	-
Cash and cash equivalents at end of period	$308,404	$7,776,315	$308,404

Supplemental cash flow information
Interest paid	$-	$1,158	$7,518
Income taxes paid	$-	$-	$-

Non-cash financing and investing activity
Property and equipment purchased on credit and automobile loans	$-	$-	$640,821
Issuance of common stock for property and equipment	$-	$-	$1,008,000
Issuance for warrants for property and equipment	$-	$-	$131,335
Loan receivable applied to asset purchase	$-	$-	$100,000
Prepaid expenses applied to asset purchase	$-	$-	$150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2010 and 2009

(Unaudited)

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

To this end, during the year ended October 31, 2009 we made our first two acquisitions of bio energy assets, one of which has been further developed by us into a 23mmgy bio diesel plant based in England. The Company undertook a testing and commissioning process to establish the quality of bio-diesel product that could be made to certain specification levels, and that suitable volume quantities could be produced consistently, prior to planning to commence commercial production volumes. During the third and fourth quarters of fiscal 2009, we generated trial revenue through these operations of the plant as an initial stage to fully commercializing this plant.

On March 24, 2010, our UK subsidiary, Four Rivers BioFuels Limited (“BioFuels”), which owns the biodiesel facility referred to above, entered into an agreement (the “Agreement”) with BP Oil International Limited, a wholly owned subsidiary of BP plc (collectively “BP”), for the sale of a minimum of 60,000 metric tons per annum of EN 14214 specification biodiesel (“Biodiesel Product”) from its UK facility with an initial term of five years, extendable to seven years and also to enable BP to take any additional volume that is produced over the minimum.

The Agreement targets a commencement date of July 1, 2010 for the initial term; however, the Company has a period of six months to reach the production levels required by the contract and we currently expect production to commence in September, 2010. The Company is attempting to obtain financing necessary to secure the working capital required to meet its production targets under the Agreement; however, there can be no assurance that the Company will be able to obtain the necessary financing on terms acceptable to it or at all. The Company is also identifying and negotiating for supplies of feedstock in order to meet its productions targets under the Agreement. Although there is the risk that the Company cannot secure a regular supply of used cooking oil feedstock, it believes that there are adequate sources in the UK and elsewhere from which it will be able to obtain the required feedstock.

Although we have now largely completed commissioning and testing the plant to our satisfaction, we will not be able to produce and therefore sell bio-diesel in commercially viable quantities until we raise additional capital to acquire the feedstock required to produce bio-diesel in such quantities and to cover overhead costs during the period in which we ramp up production to and beyond the breakeven volume. We are currently negotiating with various parties through our financial advisers to obtain access to such capital but there can be no certainty about the outcome of such negotiations. Until such time, if ever, as we obtain access to such capital it is not economical to run the plant and we are holding it in a state of readiness to commence commercial scale production at some future date.

In view of the prevailing market conditions and opportunities for acquisition of distressed assets and follow-on consolidation and growth within the bio-energy industry, the Company is evaluating, with its financial partners opportunities that may arise to acquire, in partnership with  investors introduced to it by its financial advisers, existing bio-energy facilities and related enterprises that are either overleveraged, not operating or operating inefficiently, incomplete or otherwise troubled.  The Company believes that with its internal expertise and know-how, it could complete, operate and/or improve those types of opportunities.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has only recently begun generating revenue on a trial basis in the third and fourth quarter of fiscal 2009 as an initial stage to fully commercialize its biodiesel products, such trial production however has been suspended as of October 31, 2009, and has incurred recurring losses for the period from March 9, 2007 (date of inception) through April 30, 2010. Additionally, the Company has negative cash flows from operations since date of inception and has an accumulated deficit of $22,277,330 at April 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and obtaining additional financing.  The Company intends to fund its operations and planned expansions and acquisitions through equity and debt financing arrangements.  The Company is actively seeking to raise equity and or debt capital to those ends and it has appointed advisors who are currently seeking to assist the Company raise equity and/or debt financing. This financing may be made directly into the Company or one or more of its subsidiaries or, in the case of possible acquisitions, by way of direct investment into a special purpose acquisition vehicle in which the Company will hold a stake.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  In the event we are unable to continue as a going concern, we may be forced to realize assets in order to remain viable or even elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative as a likely outcome, since it is progressing with various potential sources of new capital and we are currently planning upon a successful eventual outcome from these activities.  However, the capital markets remain difficult and there can be no certainty about these matters.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

General

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results for the six months ended April 30, 2010, are not necessarily indicative of the results to be expected for the full year ending October 31, 2010.

The condensed consolidated balance sheet as at October 31, 2009 has been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Although we have now largely completed commissioning and testing the plant to our satisfaction, we will not be able to produce and therefore sell bio-diesel in commercially viable quantities until we raise extra sufficient amount of capital or lines of credit to acquire the feedstock required to produce bio-diesel in such quantities. We are currently negotiating with various parties to obtain access to such capital but there can be no certainty about the outcome of such negotiations. Until such time, if ever, as we obtain access to such capital it is not economical to run the plant and we are holding it in a state of readiness to commence commercial scale production at some future date. Consequently, the Company will remain as a development stage entity until it is confident that the Plant is capable of producing biodiesel at a specified level of certification consistently, in large volumes, across a wide distribution of customers. The Company has not generated material revenues to date and has incurred significant expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 9, 2007 (date of inception) through April 30, 2010, the Company has accumulated losses of $22,277,330.

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

We received advanced payment under a contract entered into for the lease of certain STT® asset during the period ended January 31, 2010 from the customer of $63,729, which was treated as deferred revenue on the balance sheet since not all of the conditions of the contract had been satisfied by us at January 31, 2010. We had also capitalized and included in work in process in the balance sheet at January 31, 2010 those direct costs incurred by us prior to January 31, 2010 in relation to this contract.  This deferred income was realized as revenue and categorized within ‘Other Income’ (as such transaction is not part of the Company’s planned principal business), in the income statement in the three month period ended April 30, 2010 since, during that period, we satisfactorily completed all of the conditions associated with the license agreement.

The acquisition of bio-diesel plant assets in the North of England in April 2009 gave rise to the purchase of the bundle of assets which include other assets that are not part of the completed biodiesel plant. These assets include (a) an area of land surrounding the plant amounting to some 147 acres and which is currently unused but is zoned for industrial development and (b) certain redundant items of plant infrastructure and related equipment, storage, tanking, piping and machinery which mainly relate to prior years when the site was used on a larger scale for penicillin production by prior owners. During the three and six month period ended April 30, 2010 we selectively and strategically dismantled and separated the plant components not directly relevant to the current or future plans to expand the plant.  In addition we deployed specialist contracted labor to sell the stripped out redundant items to deliver cash flow during the downtime period. The net gain from the sale of stripped out redundant assets amounted to $600,557 and $933,979, respectively, for the three and six month period ended April 30, 2010 and is recorded and classified as part of "Other income (expense)" in the consolidated statements of operations (as such transaction is not part of the Company’s planned principal business).

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

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. The diluted net loss per share for the three month periods ended April 30, 2010 and 2009 does not reflect the effect of 1,325,000 and 625,000 shares, respectively, that are potentially issuable upon the exercise of the Company’s stock warrants (calculated using the treasury method) because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current period’s or year’s presentation. These reclassifications had no effect on reported income or losses

Recent Accounting Pronouncements

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

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

Note 4 - Inventory

Inventory at April 30, 2010 and October 31, 2009 consists of the following:

	April 30, 2010	October 31, 2009
Raw materials	$47,955	$109,578
Work in process	-	3,236
Finished goods	-	15,693
	$47,955	$128,507

Note 5 - Related Party Transactions

The Company has contracted with P.C.F. Solutions Limited (“PCF”), a private Limited Company, of which Mr. Stephen Padgett, our Chief Executive Officer, is a director and majority shareholder. Under the terms of the agreement, PCF provides the Company with services of employees within PCF at agreed rates. The Company incurred consulting services through PCF totaling $72,600 and $139,875 for the three month periods ended April 30, 2010 and 2009, respectively, $150,225 and $196,750 for the six month periods ended April 30, 2010 and 2009, respectively, and $882,450 from March 9, 2007 (date of inception) to April 30, 2010.  Prior to February 1, 2009, Mr. Padgett was paid directly as an employee of the Company.

The Company has contracted with The ARM Partnership (“ARM”), a private partnership of which Mr. Martin Thorp, our Chief Financial Officer, is a principal.  Under the terms of the agreement ARM provides the Company with the services of Mr. Robert Galvin, a partner of ARM, as the Company’s Secretary at agreed rates. The Company incurred consulting services through ARM Partnership totaling $52,650 and $108,000 for the three month periods ended April 30, 2010 and 2009, respectively, $109,350 and $216,000 for the six month periods ended April 30, 2010 and 2009, respectively, and $759,115 from March 9, 2007 (date of inception) to April 30, 2010.

The Company has entered into consulting agreements with outside contractors who are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $251,370 and $397,081 in fees to these individuals for the three month periods ended April 30, 2010 and 2009, respectively, $605,371 and $1,361,439 for the six month periods ended April 30, 2010 and 2009, respectively, and $4,795,977 for the period from March 9, 2007 (date of inception) through April 30, 2010, in a consulting role.

Note 6 - Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of preferred stock, with par value of $0.001 per share, of which no shares were outstanding at April 30, 2010 and two shares were issued and outstanding at October 31, 2009 (“Series A Preferred”). The Series A Preferred Stock terminated on December 4, 2009.

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $.001 per share.  As of April 30, 2010 and October 31, 2009, there were 8,221,356 shares of common stock issued, of which 300,000 shares are held in escrow as contingent consideration for the acquisition of the Kreido assets that are not accounted for as outstanding at April 30, 2010 and October 31, 2009. Accordingly, there are 7,921,356 shares of common stock outstanding at April 30, 2010 and October 31, 2009.

On April 22, 2010, the Company approved the grant of warrants to purchase an aggregate of 700,000 shares of the Company’s common stock to certain executive officers and directors of the Company. Of this amount, warrants to purchase an aggregate of 650,000 shares of common stock were awarded to individuals acting in their capacity as consultants and warrants to purchase 50,000 shares of common stock were awarded to a director of the Company. The warrants are exercisable at an exercise price of $0.47 per share and will expire 7 years from the date of vesting. The warrants vest as follows: one-third of the warrants vest immediately upon grant and the balance vests in three equal annual installments commencing on October 31, 2010. Compensation expense related to the employee warrants will be recorded over the vesting periods, based on the grant date fair value of $22,269. Compensation expense related to the consultant warrants will be recorded over the vesting periods, based upon the fair value of the warrants at each vesting period. During the three and six month periods ended April 30, 2010 we have recorded an expense of $106,709 related to the fair value of the warrants that vested during that period, using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 3%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 177%; and (4) an average expected life of the warrants of 8.2 years.

On April 22, 2010, the Company approved the modification of existing warrants to purchase an aggregate of 625,000 shares of the Company’s common stock to certain executive officers of the Company. These warrants were awarded to individuals acting in their capacity as consultants. The modified warrants are exercisable at an exercise price of $0.47 per share and will expire 7 years from the date of vesting. The warrants vest as follows: one-third of the warrants vest immediately upon grant and the balance vests in three equal annual installments commencing on October 31, 2010. Compensation expense will be recorded over the vesting periods, based on the incremental value of the modified warrants at each vesting period over the fair value of the original warrants (which was calculated immediately before modification). During the three and six month periods ended April 30, 2010 we have recorded an expense of $7,186 related to the fair value of the warrants that vested during that period, using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 3%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 177%; and (4) an average expected life of the warrants of 8.2 years.

Note 7 – Subsequent Events

On December 31, 2009, a promissory note in the amount of $600,000 and which is represented by the deferred consideration on the Company balance sheet became due for payment.  The Company had reached an informal and non-binding agreement with the note holder to defer payment of the note until February 28, 2010.  The Company has also made a payment of $60,000 on December 30, 2009 which was accepted in good faith.   The Company did not pay the $540,000 balance of the note on the amended due date but expects to be able to repay the full amount outstanding if and when financings which are currently being negotiated and consummated. At April 30, 2010, the Company was in default under the term of the promissory note. The Company has kept the note holder informed of the current status of the proposed financing and the note holder has not taken formal action to collect the note. There can be no certainty regarding the proposed financing referred to above or of the promissory note holder’s continued goodwill. The note holder can demand payment in full at anytime.

On May 10, 2010, the Company authorized the issuance of a share certificate in the amount of 66,666 shares of its common stock to Corporate Profile LLC, the Company’s retained investor relations advisor, for services rendered under an original agreement dated October 1, 2009.  The Company expenses the charge for the shares on a monthly basis in line with the terms of the agreement.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

Formation and Initial Financing

We were incorporated under the name Med-Tech Solutions, Inc. (which we refer to as MTSI) in the State of Nevada on May 28, 2004, and we changed the name on January 25, 2008 to Four Rivers BioEnergy Inc. (which we refer to as Four Rivers or the Company and as the context requires, includes its subsidiaries).  On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (which we refer to as 4Rivers), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  Pursuant to the Agreement, MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers.    On December 4, 2007, as a condition of the acquisition, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock.  On July 30, 2008, the Company raised an additional $1,631,564, net of expenses, in a private placement of 131,061 shares of common stock.  As a further condition of the Agreement, the Company received 3,655,087 shares of common stock for cancellation held by certain former stockholders and former management of the then MTSI.  In addition, the former director agreed to waive his prior loans extended to the then MTSI amounting to $296,714.  Upon consummation of the acquisition, 4Rivers and a dormant UK subsidiary, The Four Rivers Bioethanol Company Limited, (“4Rivers UK”) became the only two wholly-owned subsidiaries of the Company.  Subsequently, three new wholly-owned subsidiaries were formed; Four Rivers STT Trading Company Inc., Four Rivers STT Technology Inc. and Four Rivers Real Estate Inc., all incorporated in Kentucky.  The Company and 4Rivers transferred certain of their assets to these new subsidiaries to provide a more logical legal structure to the Group.

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

We believe that there is considerable opportunity at this time to build such a business and create substantial shareholder value for a number of reasons:

•

The government mandated growth in the use of Bio-fuels in blended gasoline and blending with petroleum diesel including the use of low sulphur diesel will, we believe, create a significant under-supply situation;

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

Since mid-2008, management has sought, identified and negotiated various acquisition opportunities which had become available out of distressed asset situations. Our strategy here is that the distressed state of the bio-ethanol and bio-diesel market continues to offer a window of opportunity to buy strategically important assets on favorable terms, and therefore we have decided to pursue the acquisition, improvement and integration of low cost, strategically important bio-fuels assets as the primary focus of our ongoing strategy.

Management believes that there are major opportunities to acquire, consolidate, expand and improve existing Bio-fuels plants, selecting specific assets by reference to detailed acquisition criteria that our management has developed. We believe that our management has the right mix of energy, industry and corporate finance / acquisition skills and expertise to effect such a strategy.

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

Comparison of the three and six month periods ended April 30, 2010 and 2009 and for the period from March 9, 2007 (date of inception) through April 30, 2010

Results of Operations

We have incurred a net loss of $787,227 and $2,012,427 for the three and six month periods ended April 30, 2010.  This compares to a net loss of $1,727,919 and $4,791,053 for the three and six month periods ended April 30, 2009.  We have incurred a net loss of $22,463,004 for the period from March 9, 2007 (date of inception) through April 30, 2010.

Revenues

During the year ended October 31, 2009 we recorded revenues of $3,201,412 which arose from the sale of bio diesel produced in our UK bio diesel plant. These sales were developed during a period of testing and proving the plant following our acquisition of the plant assets in April, 2009 and our subsequent development of those assets into a business. Having tested and proven the production capability of the plant we stopped production pending raising adequate finance to acquire adequate volume of feedstock and enable us to increase the scale of production to the full capacity of the plant. Consequently in the three and six month periods ended April 30, 2010 and 2009 respectively, no revenue was generated from the sale of biodiesel since production had not commenced at that time.  We do not anticipate that we will generate any further material revenues from the sale of biodiesel until such time as we have entered into commercial production at the biodiesel plant, which is dependent upon the outcome of ongoing discussions with certain third parties that are aimed at providing finance to the Company or to the subsidiary company which owns the bio diesel plant and which may include establishing joint ventures with strategic or financial partners. There can be no certainty at this time about the success of outcome of these discussions and therefore there is no certainty about our ability to generate future biodiesel revenues or to commence full scale production on a commercial basis.

The sale of residual stocks of completed bio diesel and surplus stocks of feedstock oils amounted to $42,872 during the six month period ended April 30, 2010 (all of which arose in the three month period ended January 31, 2010).  This income is recorded and classified within the category ‘Other Income’ in the consolidated statements of operations. No such revenue arose in the three and six month periods ended April 30, 2009

In March 2009 we acquired the assets and intellectual property which now comprises our STT® area of activity. We have not fully developed this area because of the need to concentrate our available capital on the UK biodiesel plant and our first planned biofuels application of the STT® technology is expected to be within our UK plant biodiesel process and is therefore pending the commencement of full scale production of that plant. However, we acquired a number of complete and incomplete STT® reactors and related equipment as part of the asset acquisition and we have been seeking the commercialization of these assets and the related intellectual property in non biofuels applications. We do not intend to enter into significant non biofuels STT commercial activity ourselves, however we are and plan to continue to seek strategic partners to promote and sell our STT® technology in other non biofuels industries, which are likely to be on the basis of license sales agreements. At this stage it is too early to determine the likely success of such subsidiary revenue generation.  However, in November 2009 we entered into an agreement to license one of our STT reactors to a third party involved in the fragrance industry.  We received advanced payment under this contract from the customer of $63,729 during the three month period ended January 31, 2010 which was treated as deferred revenue on the January 31, 2010 balance since not all of the conditions of the contract had been satisfied by us at that time.  We have also capitalized and included in work in process in the balance sheet at January 31, 2010 those direct costs  incurred by us prior to January 31, 2010 in relation to this contract.  This deferred income was realized as revenue and categorized within ‘Other Income’(as such transaction is not part of our planned principal business), in the income statement in the three month period ended April 30, 2010 since, during that period, we satisfactorily completed all of the conditions associated with the license agreement.

Operating loss

The main components of the recorded operating loss during the three and six month periods ended April 30, 2010 and 2009, and for the period from March 9, 2007 (date of inception) through April 30, 2010 are analyzed as follows:

		Three month periods ended April 30,		Six month periods ended April 30,		Period from Inception (March 9, 2007) to April 30,
	Note	2010	2009	2010	2009	2010
Losses in UK Plant
Gross Loss in UK plant	1	$-	$-	$-	$-	$1,009,685
Indirect Plant overhead costs	2	159,946	294,606	442,288	294,606	1,604,071
Indirect labour and administrative expenses at UK plant	2	655,536	317,502	1,242,604	317,502	3,414,478
		$815,482	$612,108	$1,684,892	$612,108	$6,028,234

Operating Costs and Expenses (excluding UK Plant)
Professional fees	3	$160,094	$190,345	$326,503	$382,855	$1,828,912
Contractors, payroll and administrative expenses	4	129,108	207,780	488,595	872,100	6,003,616
Consulting expenses	5	-	70,165	77,446	768,020	1,970,000
STT overhead costs	6	82,686	171,298	106,686	171,298	338,118
Travel and accommodation expenses	7	62,401	121,952	100,677	210,064	1,163,462
Occupancy, communications and other central group overheads	8	55,679	16,969	106,185	92,219	587,841
		$489,968	$778,509	$1,206,092	$2,496,556	$11,891,949

Non Cash Items charged
Fair value of warrants issued to director, employee and contractors for services		$113,895	$463,083	$113,895	$1,867,366	$1,981,261
Fair value of shares issued for professional services		-	-	-	-	179,667
Asset impairment loss		-	-	-	-	4,457,103
		$113,895	$463,083	$113,895	$1,867,366	$6,618,031

1.

The direct cost of sales from the sale of biodiesel from our UK plant in the period from March 9, 2007 (date of inception) to April 30, 2010 exceeded the related sales giving rise to a gross loss of $1,009,685. This gross loss culminated in sales arising during a period of testing, improving and commissioning the new plant and therefore significant adverse efficiency and cost variances arose. We do not consider that these losses are indicative of the ongoing gross margin which we expect the plant to deliver in the event that we obtain the necessary financing required to commence full scale commercial production as described under ‘revenues’ above. No sales of biodiesel arose in the three month and six month periods ended April 30, 2010 and April 30, 2009 respectively, since there was no testing of the plant during those periods.

2.

The UK biodiesel plant overhead and indirect labor costs in the three and six month periods ended April 30, 2010 amounted to $815,482 and $1,684,892 respectively; and $5,018,549 in the period from March 9, 2007 (date of inception) to April 30, 2010. In the three and six month periods ended April 30, 2009 our UK biodiesel plant overhead and indirect labor costs amounted to $612,108, all of which arose in the short period since the acquisition of the plant in the period ended April 30, 2009.

3.

‘Professional fees’ incurred in the three and six month periods ended April 30, 2010 amounted to $160,094 and $326,503 compared to $190,345 and $382,855 in the three and six month periods ended April 30, 2009.  The differences are not significant. Professional fees incurred in the period from March 9, 2007 (date of inception) to April 30, 2010 amounted to $1,828,912 and is comprised primarily of compliance, legal, audit and financial and acquisition related advisory fees.

4.

‘Contractors, payroll and administrative expenses’ (excluding those incurred in the UK plant which are included within the UK plant numbers in the table above) in the three and six month periods ended April 30, 2010 amounted to $129,108 and $488,595 respectively, as compared to $207,780 and $872,100 in the three and six month periods ended April 30, 2009. The material reductions reflect a lower headcount and reduced activity and the fact that agreement has been reached with all key parent company directors, executives and contractors to accept reductions in the amount of compensation earned, until the company is able to raise additional funds through debt or equity financings, in addition to deferred payment of such expenses. ‘Contractors, payroll and administrative expenses’ in the period from March 9, 2007 (date of inception) to April 30, 2010 amounted to $6,003,616.

5.

‘Consulting expenses’ in the three and six month periods ended April 30, 2010 amounted to $Nil and $77,446 respectively as compared to $70,165 and $768,020 in the three and six month periods ended April 30, 2009. This material reduction is due to certain substantial consulting costs incurred in the period ended April 30, 2009 associated with aborted financing activity and to the general reduction in the use of consultants in the current year. ‘Consulting expenses’ in the period from March 9, 2007 (date of inception) to April 30, 2010 amounted to $1,970,000.

6.

‘STT overhead costs’ relate to the maintenance costs of the STT technology and patents acquired from Kreido in March 2009, including patent protection and storage of the acquired reactors and related assets. These costs amounted to $82,686 and $106,686 in the three and six month periods ended April 30, 2010 respectively, as compared to $171,298 in the three and six month periods ended April 30, 2009 (which was a short period since the Kreido acquisition occurred in March 2009). The reduction arose because of a significant initial costs associated with the STT assets immediately following the acquisition falling away to a much lower run-rate.  In the period from March 9, 2007 (date of inception) to April 30, 2010 STT overhead costs amounted to $338,118.

7.

‘Travel and accommodation expenses’ in the three and six month periods ended April 30, 2010 amounted to $62,401 and $100,677 respectively, as compared to $121,952 and $210,064 in the three and six month periods ended April 30, 2009 respectively.  This material reduction is due to significantly lower volume of travel incurred by group executives. ‘Travel and accommodation expenses’ in the period from March 9, 2007 (date of inception) to April 30, 2010 amounted to $1,163,462.

8.

‘Occupancy, communications and other central group overheads (excluding UK plant)’ in the three and six month periods ended April 30, 2010 amounted to $55,679 and $106,185 respectively, as compared to $16,969 and $92,219 in the three and six month periods ended April 30, 2009.  ‘Occupancy, communications and other central group overheads (excluding UK plant)’ amounted to $587,841 in the period from March 9, 2007 (date of inception) to April 30, 2010.

Other income (expense)

The operating loss was offset partially by other income which arose as follows:

		Three month periods ended April 30,		Six month periods ended April 30,		Period from inception (March 9, 2007) to April 30,
	Note	2010	2009	2010	2009	2010
Other income (expense)
Interest income	2	$247	$15,367	$1,312	$75,150	$561,510

Interest expense		$-	$(572)	$-	$(1,158)	$(7,518)

Other income:
Other income – STT		$63,729	$-	$71,332	$-	$71,332
STT – Direct costs		(42,155)	-	(42,155)	-	(42,155)
Rental income		9,741	-	15,617	-	15,617
Sale of RTFO certificates		-	-	7,284	-	7,284
Sale of UCO stock		-	-	42,872	-	42,872
Cost of the sale of UCO stock		-	-	(37,788)	-	(37,788)
Forgiveness of debt		-	-	-	-	296,714
Total other income		$31,315	$-	$57,162	$-	$353,876

Sale of scrap and surplus assets		$777,396	$110,985	$1,481,616	$110,985	$1,702,236
Cost associated with the sale of scrap		(146,199)	-	(305,682)	-	(305,682)
Cost basis of other assets		(35,302)	-	(90,499)	-	(92,164)
Book value of assets sold		4,662	-	(151,456)	-	(151,456)
Net profit from sale of redundant scrap assets	1	$600,557	$110,985	$933,979	$110,985	$1,152,934

Notes to accompany the above table:

1.

The April 2009 transaction which gave rise to the purchase of the bundle of assets which include the now completed UK biodiesel plant also included other assets that are not part of the completed biodiesel plant. These assets include (a) an area of land surrounding the plant amounting to some 147 acres and which is currently unused but is zoned for industrial development and (b) certain redundant items of plant infrastructure and related equipment, storage, tanking, piping and machinery which mainly relate to prior years when the site was used on a larger scale for penicillin production by prior owners. During the six month period ended April 30, 2010 we took advantage of the planned temporary shutdown of production to divert our plant work force to clearing the entire site and stripping down the redundant items described in (b) above. In addition we deployed specialist contracted labor to sell the stripped out redundant items to deliver cash flow during the downtime period. The gain from the sale of stripped out redundant assets is recorded and classified as part of "Other income (expense)" in the consolidated statements of operations  as shown in the table above.

2.

The interest income of $247 and $1,312 for the three and six month periods ended April 30, 2010, was materially less than the amounts recorded for the three and six month periods ended April 30, 2009 of $15,367 and $75,150 respectively, due to higher cash balances held on deposit in the prior year periods.

Property Plant and Equipment

During the six month periods ended April 30, 2010, the Company made purchases of plant and equipment at its UK plant to prepare the plant for efficient production amounting to $54,220. In the comparable prior year period additions to property and equipment amounted to $4,269,433 mainly comprising the purchase of the STT assets and the UK biodiesel Plant; both of these asset acquisitions arose in the period March to April 2009

During the period from March 9, 2007 (date of inception) through April 30, 2010, the Company purchased property and equipment, comprised of the following main categories:

Land purchases amounting to $6,272,281 were made in early 2008. These were defrayed  for cash other than one parcel which was acquired in part on credit of $600,000 financed by deferred consideration.

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

Liquidity and Capital Resources

At April 30, 2010 the Company had cash balances of $308,404 and a working capital deficit of $1,829,989, compared to cash balances at April 30, 2009 of $7,776,315 and working capital of $6,370,505, respectively.  We reported total stockholders’ equity at April 30, 2010 of $7,638,214, compared to $19,377,677 at April 30, 2009.

At April 30, 2010 we had current liabilities of $2,462,963 (compared to $1,851,013 at April 30, 2009) which mainly comprised (a) $1,290,122 in our UK plant subsidiary, (b) $540,000 in our subsidiary which owns the land in Kentucky, being the $600,000 deferred consideration payable in respect of the land less an interim payment made of $60,000 and (c) $632,841 in the parent company that are mainly due to contractors and professional advisers. Most of these creditors have agreed to informal agreements to defer payment since they are aware of our overall asset base, but we are reliant on the ongoing goodwill and support of these creditors ahead of possible finance raisings referred to below.

At April 30, 2010 the Company’s wholly owned subsidiary, Four Rivers BioEnergy Company, Inc., was in default under the terms of the $600,000 promissory note payable (referred to under (b) in the preceding paragraph) which was due for payment on or before December 31, 2009. Due to cash shortages the Company was unable to make payment under that note by the due date, but made a partial payment on account amounting to $60,000. The promissory note holder agreed on an informal basis, and as a matter of goodwill, not to formally pursue Four Rivers BioEnergy Company, Inc., for the collection on the basis that the Company has informed the note holder of the intention to repay the entire balance due if and when the Company receives proceeds from a financing initiative. Initially the note holder informally agreed to take no action until February 28, 2010 at which time he would reconsider his position. The Company has kept the note holder informed of the current status of the proposed financing and the note holder has not taken formal action to collect the note.  There can be no certainty regarding the proposed financing referred to above or of the promissory note holder’s continued goodwill.  The note holder can demand payment in full at anytime.

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

Compliance, legal and audit costs of approximately $1.8 million

Current assets and liabilities

At April 30, 2010, we had current assets of $632,974, comprised of (a) cash of $308,404, (b) inventory of $47,955 comprised of materials located at our UK plant of (c) various prepaid expenses, sundry receivables and advances of $276,615.

Our current liabilities at April 30, 2010 amounted to $2,462,963 of which accounts payable and accrued expenses, value added tax payable amounted to $1,922,963 and a promissory note amounting to $540,000 representing unpaid deferred consideration for part of the Kentucky land acquisition.

At April 30, 2009, cash was $7,776,315 and we had other current assets of $445,203 and current liabilities of $1,851,013.

We attribute our net loss to having no commercial scale revenues to sustain our operating costs as we are a development stage company.

Net Cash Used in Operating Activities

Cash utilized in operating activities was $2,311,190 for the six month period ended April 30, 2010, as compared to $2,800,299 for the six month period ended April 30, 2009.  The reduction is due to a reduction in group level costs between the two periods offset in part by new costs incurred in the acquisitions made since January 31, 2009 (STT and UK biodiesel plant). Total cash utilized in operating activities was $15,404,178, from March 9, 2007 (date of inception) through April 30, 2010.

Net Cash Provided by (Used in) Investing Activities

During the six month period ended April 30, 2010 cash provided by investing activities was $1,321,714, compared with cash spent on investment activities in the six month period ended April 30, 2009 of $4,668,912. The change is due primarily to cash received in the six month period ended April 30, 2010 from the sale of scrap, redundant and surplus assets of $1,481,617, offset by $305,683 of costs associated with sale of the scrap and assets, for which no equivalent amount arose in the six month period ended April 30, 2009.  In addition the Company had returned to it funds which were previously held in escrow amounting to $200,000 and which related to an aborted transaction, in the six month period ended April 30, 2010.  This compares to cash deposited into escrow amounting to $330,025 related to the purchase of STT assets, in the six month period ended April 30, 2009.

Cash used in investing activities in the period from inception (March 9, 2007) to April 30, 2010 amounted to $11,177,698 and comprised mainly of the acquisition of land, plant and equipment and plant construction costs.

Net Cash (Used in) Provided by Financing Activities and Future Possible Financings

During the period from March 9, 2007 (date of inception) through April 30, 2010, the Company received net cash provided by financing activities of $26,460,586 from private placements. During the six month periods ended April 30, 2010 and April 30, 2009 the Company did not receive any cash from financing activities. The Company attributes this to (a) the materially adverse state of the global capital markets during these periods and to (b) the fact that it did not own a viable production plant until recently, when it finished commissioning the UK biodiesel plant that it acquired in April 2009. Following this the Company has entered into various ongoing discussions with certain third parties that are aimed at providing finance to the Company or to the subsidiary company which owns the bio diesel plant and which may include establishing joint ventures with strategic or financial partners. There can be no certainty at this time about the success of outcome of these discussions and therefore there is no certainty about our ability to generate future biodiesel revenues or to commence full scale trading on a commercial basis.

There is no assurance that the Company will be able to obtain any financing or enter into any form of credit arrangement.  Even if such financing is offered, the terms may not be acceptable to the Company. If the Company is not able to secure financing or it is offered on unacceptable terms, then its business plan and strategy may have to be modified or curtailed or certain aspects terminated, in particular the Company requires new capital in the short term to enable it to complete the commercialization plans for its acquired assets and to continue in operation. Although the Company’s management is in discussion with several potential sources of finance, including from potential financial and/or strategic partners there can be no assurance that these possible financings will close or that they will close in time to meet the short term financial needs of the Company and its subsidiaries, further, there is no assurance that even with financing, the Company will be able to achieve its goals.

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

Going Concern

The unaudited condensed consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current period’s or year’s presentation. These reclassifications had no effect on reported income or losses.

Recent accounting pronouncements

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

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

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, current exchange rates, commodity prices or other market factors. We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our current assets and liabilities. At April 30, 2010, we had cash and cash equivalents consisting of cash on hand and highly liquid money market and demand savings accounts with original terms to maturity of less than 90 days. We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our liquid investments to maturity.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

At April 30, 2010 the Company’s wholly owned subsidiary, Four Rivers BioEnergy Company, Inc., was in default under the terms of the $600,000 promissory note payable which was due for payment on or before December 31, 2009. Due to cash shortages the Company was unable to make payment under that note by the due date, but made a partial payment on account amounting to $60,000.

Item 4.  [Reserved]

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit	Description
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010.

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

FOUR RIVERS BIOENERGY INC.

Date: June 18, 2010	By:	/s/ Stephen Padgett
Name: Stephen Padgett Title: President and Chief Executive Officer

Date: June 18, 2010	By:	/s/ Martin Thorp
Name: Martin Thorp Title: Chief Financial Officer