Form 10-Q
period 2010-07-31
FOUR RIVERS BIOENERGY INC.
filed 2010-09-20
CIK 1312069

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,988,022 shares of common stock, par value $.001 per share, outstanding as of September 16, 2010.

FOUR RIVERS BIOENERGY INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  These factors include our limited experience with our business plan; full-scale commercialization of our bio-energy production facility; integration and deployment of acquired assets; pricing pressures on our product caused by competition, sensitivity to corn prices and bio-oils, the demand for bio-fuels, the capital cost of construction, the cost of energy, the cost of production, and the price and production of diesel and gasoline; the status of the federal bio-fuel incentives and our compliance with regulatory impositions; the continuing world interest in alternative energy sources; and our capital needs.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FOUR RIVERS BIOENERGY INC.

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of July 31, 2010 (Unaudited) and October 31, 2009	5
Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2010 and 2009 and for the period from March 9, 2007 (date of inception) through July 31, 2010 (Unaudited)	6
Condensed Consolidated Statements of Stockholders’ Equity for period from March 9, 2007 (date of inception) through July 31, 2010 (Unaudited)	7
Condensed Consolidated Statements of Cash Flows for the nine month ended July 31, 2010 and 2009 and for the period from March 9, 2007 (date of inception) through July 31, 2010 (Unaudited)	8
Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$155,574	$1,399,437
Restricted cash	-	200,000
Inventory	20,495	128,507
Value added tax refunds receivable	-	3,887
Prepaid expenses and other current assets	198,994	231,622
Total current assets	375,063	1,963,453

Property and equipment	5,482,774	5,887,886
Land held for sale	3,700,000	3,700,000
Patents and other	283,180	283,180
Security deposit	203,583	380,102
Total Assets	$10,044,600	$12,214,621

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$2,070,208	$1,785,331
Value added tax payable	89,290	-
Deferred consideration	540,000	600,000
Total Current Liabilities	2,699,498	2,385,331

Deferred credit on asset purchase	252,000	252,000
Total Long Term Liabilities	252,000	252,000

Commitment and contingencies	-	-

Stockholders' Equity
Preferred stock:
Authorized: 100,000,000 shares with par value of $0.001 per share; issued and outstanding: none and 2 shares, as of July 31, 2010 and October 31,2009, respectively	-	-
Common stock:
Authorized: 500,000,000 shares with par value of $0.001 per share, issued 8,288,022 and 8,221,356 shares as of July 31, 2010 and October 31, 2009, respectively, outstanding 7,988,022 and 7,921,356 shares, as of July 31, 2010 and October 31, 2009, respectively	7,988	7,922
Additional paid in capital	29,523,389	29,363,347
Accumulated other comprehensive income - foreign currency translation gain	602,446	656,598
Deficit accumulated during development stage	(22,847,202)	(20,450,577)
Stockholders' equity attributable to Four Rivers BioEnergy, Inc. Common Shareholders	7,286,621	9,577,290
Non Controlling Interest	(193,519)	-
Total stockholders' equity	7,093,102	9,577,290

Total Liabilities and Stockholders' Equity	$10,044,600	$12,214,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
	For the Three Months Ended July 31,		For the Nine Months Ended July 31,		For the Period from March 9, 2007 (date of inception) through July 31,
	2010	2009	2010	2009	2010
Revenues	$-	$1,613,925	$-	$1,613,925	$3,201,412
Cost of goods sold	-	(2,208,239)	-	(2,208,239)	(4,196,687)
Gross Loss	-	(594,314)	-	(594,314)	(995,275)

Operating expenses
Professional fees	$185,142	$307,149	$620,259	$701,055	$2,246,973
Fair value of shares issued for services	34,667	-	34,667	-	214,334
Contractors, Payroll and administrative expenses	580,887	1,264,146	1,815,794	2,362,090	8,814,893
Warrants issued for services	11,546	-	125,441	1,867,366	1,992,807
Bank charges	1,747	7,067	8,971	12,632	33,631
Consulting expenses	(0)	215,620	77,446	983,640	1,970,000
Depreciation expense	40,827	4,818	126,109	19,068	175,289
Asset impairment loss	-	-	-	-	4,457,103
Farming costs	-	-	-	17,500	54,633
Plant site costs	110,742	787,278	553,030	1,253,183	1,714,813
Patent protection costs STT	11,930	-	33,223	-	115,047
STT transport and storage	33,738	-	119,130	-	268,738
Office and sundry	93,468	174,338	242,052	231,199	815,895
Property and land taxes and rental	101,051	141,109	333,289	198,831	570,062
Telephone and communications	8,349	17,963	25,213	34,109	95,358
Travel expense	25,030	187,173	129,380	402,018	1,228,079
Total operating expenses	1,239,124	3,106,661	4,244,004	8,082,691	24,767,655

Loss from operations	(1,239,124)	(3,700,975)	(4,244,004)	(8,677,005)	(25,762,930)

Other income (expense)
Interest income	-	6,385	1,313	81,535	561,510
Interest expense	-	(1,725)	-	(2,883)	(7,518)
Other income	46,450	-	103,611	-	103,612
Gain on sale of scrap and surplus assets	340,101	7,752	1,274,080	118,737	1,493,035
Research & Development - Tax Relief	278,285	-	278,285	-	278,285
Forgiveness of debt	-	-	-	-	296,714
Total other income	664,836	12,412	1,657,289	197,389	2,725,638

Net loss before provision for income taxes	(574,288)	(3,688,563)	(2,586,715)	(8,479,616)	(23,037,292)
Income taxes (benefit)	-	-	-	-	-
Net loss	(574,288)	(3,688,563)	(2,586,715)	(8,479,616)	(23,037,292)
Net loss attributable to the non-controlling interest	4,416	-	190,090	-	190,090
Net loss attributable to Four Rivers BioEnergy, Inc. Common Shareholders	$(569,872)	$(3,688,563)	$(2,396,625)	$(8,479,616)	$(22,847,202)
Basic and diluted loss per share attributable to Four Rivers BioEnergy, Inc.	$(0.07)	$(0.48)	$(0.30)	$(1.17)	$(3.48)
Weighted average number of basic and diluted common shares outstanding used in loss per share calculation	7,979,326	7,704,689	7,940,892	7,262,601	6,558,499

Comprehensive loss:
Net loss	$(574,288)	$(3,688,563)	$(2,586,715)	$(8,479,616)	$(23,037,292)
Foreign currency translation - (loss) gain	(17,037)	12,998	(57,581)	224,227	599,017
Comprehensive loss	$(591,325)	$(3,675,565)	$(2,644,296)	$(8,255,389)	$(22,438,275)
Comprehensive loss attributable to non-controlling interest	(12,599)	-	(193,519)	-	(193,519)
Comprehensive loss attributable to Four Rivers BioEnergy, Inc. Common Shareholders	$(578,726)	$(3,675,565)	$(2,450,777)	$(8,255,389)	$(22,244,756)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Stockholders' Equity

For the Period from March 9, 2007 (date of inception) through July 31, 2010

						Deficit	Accumulated
						Accumulated	Other
	Preferred Stock		Common Stock		Additional	During the	Comprehensive		Total
	Number of		Number of		Paid In	Development	Income /	Noncontrolling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Loss)	Interest	Equity

Balance at inception (March 9, 2007), adjusted for recapitalization	-	$-	5,629,716	$5,630	$(5,630)	$-	$-	$-	$-
Shares issued for cash	-	-	1,197,029	1,197	1,998,803	-	-	-	2,000,000
Net loss	-	-	-	-	-	(965,731)	-		(965,731)

Balance, October 31, 2007	-	-	6,826,745	6,827	1,993,173	(965,731)	-	-	1,034,269
Shares issued for services prior to reverse merger	-	-	1,197,030	1,197	245,303	-	-	-	246,500
Effect of reverse merger and assumption of liabilities	-	-	-	-	(270,185)	-	-	-	(270,185)
Shares issued for cash in December 2007 at $13.77 per share, net	-	-	1,657,881	1,658	22,827,364	-	-	-	22,829,022
Shares issued for fees in December 2007	2	-	-	-	-	-	-	-	-
Shares returned for cancellation in December 2007	-	-	(3,008,028)	(3,008)	3,008	-	-	-	-
Shares issued for cash in July 2008 at $15.26 per share, net	-	-	131,061	131	1,631,433	-	-	-	1,631,564
Foreign currency translation adjustment	-	-	-	-	-	-	(3,531)	-	(3,531)
Net loss	-	-	-	-	-	(4,264,839)		-	(4,264,839)

Balance, October 31, 2008	2	$-	6,804,689	$6,805	$26,430,096	$(5,230,570)	$(3,531)	-	$21,202,800
Stock warrants issued for compensation	-	-	-	-	1,404,283	-	-	-	1,404,283
Shares issued for asset acquisition in March 2009	-	-	900,000	900	755,100	-	-	-	756,000
Warrants issued for asset acquisition in March 2009	-	-	-	-	131,335	-	-	-	131,335
Stock warrants issued for services in April 2009	-	-	-	-	463,083	-	-	-	463,083
Shares issued for services in October 2009	-	-	216,667	217	179,450	-	-	-	179,667
Foreign currency translation adjustment	-	-	-	-	-	-	660,129	-	660,129
Net loss	-	-	-	-	-	(15,220,007)		-	(15,220,007)

Balance, October 31, 2009	2	$-	7,921,356	$7,922	$29,363,347	$(20,450,577)	$656,598	$-	$9,577,290
Termination of Preferred Stock	(2)	-	-	-	-	-	-	-	-
Stock warrants issued for compensation	-	-	-	-	125,441	-	-	-	125,441
Shares issued for services in May 2010	-	-	66,666	66	34,601	-	-	-	34,667
Foreign currency translation adjustment	-	-	-	-	-	-	(54,152)	(3,429)	(57,581)
Net loss	-	-	-	-	-	(2,396,625)	-	(190,090)	(2,586,715)

Balance, July 31, 2010	-	$-	7,988,022	$7,988	$29,523,389	$(22,847,202)	$602,446	$(193,519)	$7,093,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
	For the Nine Months Ended July 31,	For the Nine Months Ended July 31,	For the Period from March 9, 2007 (date of inception) through July 31,
	2010	2009	2010
Cash flows from operating activities
Net loss	$(2,586,715)	$(8,479,616)	$(23,037,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment loss	-	-	4,457,103
Depreciation expense	126,109	57,319	260,242
Forgiveness of debt	-	-	(296,714)
Shares issued for services	34,667	-	460,834
Stock warrants issued for compensation	125,441	1,867,366	1,992,807
Reversal of capitalized cost and interest accruals - non-cash	-	71,605	71,605
Gain on sale of scrap and surplus assets	(1,274,080)	(118,738)	(1,493,035)
Changes in operating assets and liabilities:
Value added tax refunds receivable	3,651	(211,634)	(116)
Inventory	100,360	(557,754)	(24,180)
Prepaid expenses and other current assets	47,860	42,228	(362,632)
Deposits	155,005	-	(213,368)
Accounts payable and accrued liabilities	425,559	724,293	2,249,615
Value added tax payable	88,591	-	88,591
Net cash used in operating activities	(2,753,552)	(6,604,931)	(15,846,540)

Cash flows from investing activities
Purchase of property, equipment and intangible assets	(145,382)	(4,884,276)	(10,731,713)
Plant construction costs	-	(131,217)	(1,885,245)
Cash collected from (placed in) escrow	200,000	(275,000)	-
Proceeds from sale of assets	2,094,893	118,738	2,315,513
Costs associated with sale of assets	(456,972)	-	(456,972)
Cash acquired in reverse merger	-	-	51,544
Prepaid expenses	-	(100,000)	(100,000)
Net cash provided by (used in) investing activities	1,692,539	(5,271,755)	(10,806,873)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	-	-	26,460,586
Payment of deferred consideration	(60,000)	-	(60,000)
Repayment of automobile loans	-	(14,383)	(40,821)
Repayment of directors loan	-	-	(10,015)
Net cash (used in) provided by financing activities	(60,000)	(14,383)	26,349,750

Effects of accumulated foreign exchange on cash	(122,850)	3,834	459,237

Net (decrease) increase in cash and cash equivalents	(1,243,863)	(11,887,235)	155,574

Cash and cash equivalents at beginning of period	1,399,437	15,044,772	-

Cash and cash equivalents at end of period	$155,574	$3,157,537	$155,574

Supplemental cash flow information
Interest paid	$-	$2,883	$7,518
Income taxes paid	$-	$-	$-

Non-cash financing and investing activity
Property and equipment purchased on credit and automobile loans	$-	$-	$640,821
Issuance of common stock for property and equipment	$-	$1,008,000	$1,008,000
Issuance for warrants for property and equipment	$-	$131,335	$131,335
Loan receivable applied to asset purchase	$-	$100,000	$100,000
Prepaid expenses applied to asset purchase	$-	$150,000	$150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

July 31, 2010 and 2009

(Unaudited)

Note 1 - Nature of Operations and Going Concern

Nature of Operations

We were incorporated under the name Med-Tech Solutions, Inc. (which we refer to as MTSI) in the State of Nevada on May 28, 2004, and on January 25, 2008 we changed our name to Four Rivers BioEnergy Inc. (which we refer to as Four Rivers or the Company and as the context requires, includes its subsidiaries).

The Company’s objective is to build a network of logistically and technologically differentiated, profitable BioEnergy plants on an international basis.  The Company intends to achieve this objective through acquisition, expansion, improvement, and consolidation of component assets, businesses and technologies to create a new generation of Integrated BioEnergy plants; where the entire business cycle from (a) waste and renewable feedstock procurement and processing, through (b) a biofuels processing plant to (c) creating and selling fuel / feed off-take and then, as appropriate, (d) to energy generation and sale  We term this integrated business model ‘Integrated Waste to Energy” or “Integrated BioEnergy”.

To this end, during the year ended October 31, 2009 we made two asset acquisitions which we plan to utilize within our first Integrated BioEnergy Plant.

One of these asset purchases was an existing biofuel processing plant (‘the Plant’) located on a 45 acre industrial site located in the North East of England (‘the Site’), which is ideally situated, within 2 miles of a deep sea port, for transportation and shipping. The Plant and the Site represent an excellent base from which to develop our first Integrated BioEnergy Plant.

After the acquisition of the Plant we undertook an extensive period of turnaround and improvement, which included a review of the entire process and plant configuration, undertaking certain significant capital improvements, re-zoning and clearing the plant site to accommodate future expansion plans, understanding and adjusting the feedstock mix recipe, improving systems and controls around the business and production processes and rationalizing the plant management team and work-force.

On March 24, 2010 we, entered into an agreement (the “Agreement”) with BP Oil International Limited (“BP”), a wholly owned subsidiary of BP plc for the sale of a minimum of 60,000 metric tons per annum of Fatty Acid Methyl Ester (“FAME”), a biofuel produced from fatty acid oil feedstock, such as used cooking oil (‘UCO’) to EN 14214 specification. The contract has an initial term of five years, extendable to seven years. BP has the first right to offer to buy any amount of FAME produced over the minimum amount, although we have the right to decline such offers. We are working with BP towards the commencement of production under this contract. We have extensively tested the plant and are satisfied that it will consistently produce FAME to EN 14214 standard, at an annual run rate of 22 million gallons per annum (‘mmgy’) (approximately 74,000 metric tons) and that this capacity is relatively easily extendable to 33 mmgy (approximately 110,000 metric tons)

The next stage in our business plan is to convert the Site into a fully Integrated BioEnergy Plant and use the Plant as the core biofuels processing plant within that integrated business. Our immediate plans also include certain modification and expansion work to improve the efficiency and capacity of the Plant, the range of biofuels produced and the use of by-products and waste products in the production of higher value co-products for sale and/or energy generation.

We plan to introduce onto the Site certain feedstock processing technologies and initiatives designed to reduce the cost of feedstock and to enhance on-site storage capacity and on-site power generation, thereby integrating the three core processes of (a) feedstock procurement and processing, (b) biofuels production and (c) energy generation; into one holistic business model – Integrated BioEnergy.

Our second asset acquisition was of a technology known as “Spinning Tube in a Tube” (“STT®”) which significantly improves the efficiency of certain biofuels processes.  We plan to introduce this technology into the Integrated BioEnergy plant in due course.

Although the Plant is now capable of producing up to 22 mmgy of EN 14214 quality FAME on a consistent basis, we will wait to commence production until (i) we have raised sufficient capital to enable us to complete the Integrated BioEnergy Plant project, at least to the stage where the Plant has reached the stage where significant profits may be reasonably anticipated and (ii) we have raised sufficient working capital to support operations.

We are currently negotiating with various parties to obtain access to adequate capital to finance the above, but there can be no certainty about the outcome of such negotiations. Until such time, if ever, as we obtain access to such capital it is not economical to run the plant and we are holding it in a state of readiness to commence commercial scale production at some future date.

We believe that our Integrated BioEnergy concept is transformational and we intend to develop further Integrated BioEnergy plants in the USA, Europe or elsewhere once this initial plant is proven. To this end we are continuously searching for further opportunities to acquire distressed assets or technologies that may prove to be a viable component for the expansion of our BioEnergy strategy or the core of a follow on BioEnergy plant.

Legal Entity Restructuring

On December 23, 2009 and January 11, 2010, the Company incorporated three new entities, Four Rivers STT Technology, Inc., Four Rivers STT Trading Company, Inc., and Four Rivers Real Estate, Inc., referred to herein as (“the New Entities”) as part of a general restructuring of the Group’s structure. We subsequently transferred certain of our assets into these New Entities to create a more logical group structure and asset ownership within the Group.  The New Entities are incorporated in Kentucky  and are wholly owned subsidiaries of Four Rivers BioEnergy Inc

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses for the period from March 9, 2007 (date of inception) through July 31, 2010. The Company has negative cash flows from operations since inception and has an accumulated deficit of $22,847,202 at July 31, 2010. The limited revenues that it has recorded were only for a relatively short period in 2009 whilst it was testing and commissioning the Plant on a trial basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to enable it to successfully complete its planned Integrated BioEnergy project and commence its planned operations.

The Company intends to fund its operations and complete the planned Integrated BioEnergy Plant through equity and debt financing arrangements and it is currently actively seeking to raise adequate additional financing. There can be no assurance that this additional financing will be made available to the Company on satisfactory terms and conditions, if at all.  In the event we are unable to continue as a going concern, we may be forced to realize assets in order to remain viable or even elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative as a likely outcome, since it is progressing with various potential sources of new capital and we anticipate a successful outcome from these activities.  However, the capital markets remain difficult and there can be no certainty about these matters.

In Note 7 we refer to a subsequent event which improves our current asset position by approximately $890,000, including an improvement in cash by $670,000. This transaction provides an element of ‘bridge’ finance ahead of further, more extensive financing initiatives that we are currently progressing.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

General

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results for the three and nine months ended July 31, 2010, are not necessarily indicative of the results to be expected for the full year ending October 31, 2010.

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

Although we have completed commissioning and testing the plant to our satisfaction, we will not commence production until (i) we have raised sufficient capital to enable us to complete the Integrated BioEnergy Plant project, at least to the stage where the Plant has reached the stage where significant profits may be reasonably anticipated and (ii) we have raised sufficient working capital to support operations.

We are currently negotiating with various parties to obtain access to such capital but there can be no certainty about the outcome of such negotiations. Until such time, if ever, as we obtain access to such capital it is not economic to run the plant and we are holding it in a state of readiness to commence commercial scale production at some future date. The Company will remain as a development stage entity until the Plant commences commercial scale production.

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

In the three and nine month period ended July 31, 2010, we recognized income, net of cost, in the amount of $nil and $29,177 under a contract entered into for the lease of certain STT® assets.  The income was categorized within ‘Other Income’ (as such transaction is not part of the Company’s planned principal business), in the consolidated statement of operations.

In the three and nine month period ended July 31, 2010 we received a grant in the amount of $278,285 from the UK government in respect of research and development activities associated with our biodiesel testing and development activities. This grant has been offset as planned and by agreement with the Government against amounts due in respect of payroll withholding taxes at our UK plant. The amount is recorded in the current period as ‘Other Income’ in the consolidated statement of operations.  Prior to its grant, it was not possible to predict the outcome of the application.

The acquisition of bio-diesel plant assets in the North of England in April 2009 gave rise to the purchase of the bundle of assets which include other assets that are not part of the completed biodiesel plant. These assets include (a) an area of land adjacent to the Plant amounting to some 100 acres, which is currently unused but is zoned for industrial development (this 100 acre plot is additional to the industrially developed site upon which the Plant is situated, which covers approximately 45 acres; and (b) certain redundant items of plant infrastructure and related equipment, storage, tanking, piping and machinery, which mainly relate to prior years when the site was used on a larger scale for penicillin production by prior owners. During the three and nine month periods ended July 31, 2010 we selectively and strategically dismantled and separated the plant components not directly relevant to the current or future plans to expand the plant.  In addition we deployed specialist contracted labor to sell the stripped out redundant items to deliver cash flow during the downtime period. The net gain from the sale of stripped out redundant assets amounted to $340,101 and $1,274,080, respectively, for the three and nine month periods ended July 31, 2010, and is recorded and classified as part of "Other income (expense)" in the consolidated statements of operations (as such transaction is not part of the Company’s planned principal business).

Foreign currency translation

The Company’s functional and reporting currency is the United States Dollar.  The functional currency of the Company’s subsidiaries, The Four Rivers BioEthanol Company Limited and BF Group Holdings Limited, and its group subsidiaries, is their local currency (Great British Pound – GBP). Monetary assets and liabilities are translated into U.S. Dollars as at the balance sheet date and revenue and expense accounts are translated at the average exchange rate for the period or for year end. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned accumulated other comprehensive (loss) gain. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. The diluted net loss per share for the three and nine month periods ended July 31, 2010 and 2009 does not reflect the effect of 1,325,000 (for fiscal 2010) and 625,000 shares (for fiscal 2009) that are potentially issuable upon the exercise of the Company’s stock warrants (calculated using the treasury method) because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current period’s or year’s presentation. These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company does not expect the adoption of provisions of ASU 2010-10 to have a material effect on the Company’s financial position, results of operations or cash flows.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12),  Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.   After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-18 “Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.”  ASU 2010-18 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  ASU 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010.  The Company does not expect ASU 2010-18 to have an impact on its financial condition, results of operations, or disclosures.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

Note 3 – Non-Controlling Interest

The Company has acquired operating assets through a holding company structure consisting of a holding company, BF Group Holdings Limited, a United Kingdom formed company (“BF Group”), and several subsidiaries to own the land in freehold and leasehold, plant, patents and intellectual property and other assets and to operate those assets, as appropriate, for greatest operational, financing, income and tax efficiency.  The Company has an 85% equity interest in BF Group. The 15% third party ownership of BF Group is recorded as a non-controlling interest in the financial statements.

Note 4 - Inventory

Inventory at July 31, 2010 and October 31, 2009 consists of the following:

	July 31, 2010	October 31, 2009
Raw materials	$20,495	$109,578
Work in process	-	3,236
Finished goods	-	15,693
	$20,495	$128,507

Note 5 - Related Party Transactions

Services provided by PCF Solutions Limited to the Company

In February 2009, the Company contracted with P.C.F. Solutions Limited (“PCF”), a private Limited Company, of which Mr. Stephen Padgett, our Chief Executive Officer, is a director and majority shareholder. Under the terms of the agreement, PCF provides the Company with services of employees within PCF at agreed rates.

The Company incurred consulting services through PCF totaling $72,600 and $139,875 for the three month periods ended July 31, 2010 and 2009, respectively, $222,825 and $336,625 for the nine month periods ended July 31, 2010 and 2009, respectively, and $955,050 from March 9, 2007 (date of inception) to July 31, 2010.

The fees incurred by the Company of $72,600 for the three month period ended July 31, 2010, remained as an unpaid liability, as at that date. The total fees incurred by the Company for the nine month period ended July 31, 2010, were $222,825, of which $106,541 was an unpaid liability as at that date.

Prior to February 1, 2009, Mr. Padgett was paid directly as an employee of the Company.

Services provided by PCF to Four Rivers Biofuels Limited

On September 16, 2010, the Company’s wholly owned subsidiary, Four Rivers Biofuels Limited (“Biofuels”), entered into a series of agreements with PCF, whereby PCF agreed to provide payroll, accounting support, business planning support, human resources and general management services to Biofuels.

The monthly payments due to PCF under these agreements amount to £17,500 (approximately $27,000), which reflects the charges for the provision of services by specific individuals and an element to cover the cost of PCF’s offices in Stockton upon Tees, which now serves as Biofuels administration offices. The costs that were previously incurred by Biofuels for these services are estimated to have amounted to approximately £31,000 per month (approximately $48,000 per month), reflecting a monthly saving of £13,500 (approximately $21,000). Services have been provided in line with this agreement since February 2010 on a gradual transitioning basis. Now that that transition is complete, Biofuels and PCF consider it appropriate to enter into a formal agreement.  However, during this transitional period and up until the BioFuels plant is financed ready for production, PCF has reduced the monthly fee to £13,500 (approximately $21,000) to reflect the lower level of transactions, resulting in a further interim saving per month of £4,000 (approximately $6,000 per month).  PCF and Biofuels are required to provide three months notice to the other party to terminate the agreements.

Biofuels incurred consulting services through PCF totaling $61,950 and $nil for the three month periods ended July 31, 2010 and 2009, respectively, $130,550 and $nil for the nine month periods ended July 31, 2010 and 2009, respectively, and $130,550 from March 9, 2007 (date of inception) to July 31, 2010.

Services provided by the ARM Partnership to the Company

The Company has contracted with The ARM Partnership (“ARM”), a private partnership of which Mr. Martin Thorp, our Chief Financial Officer, is a principal.  Under the terms of the agreement, ARM also provides the Company with the services of Mr. Robert Galvin, a partner of ARM, as the Company’s Secretary at agreed rates.

The Company incurred consulting services through ARM Partnership totaling $52,650 and $108,000 for the three month periods ended July 31, 2010 and 2009, respectively, $162,000 and $324,000 for the nine month periods ended April 30, 2010 and 2009, respectively, and $811,765 from March 9, 2007 (date of inception) to July 31, 2010.

The fees incurred by the Company of $52,650 for the three month period ended July 31, 2010, remained as an unpaid liability, as at that date. The total fees incurred by the Company for the nine month period ended July 31, 2010, were $162,000, of which $77,400 was an unpaid liability as at that date.

Deferred Compensation due to PCF, ARM, Mr. Gary Hudson and Mr. Neil McRae

In view of the cash constraints upon the Company the directors and officers have accepted reduced and / or deferred payments, due under their employment or consultancy contracts since the last quarter of 2009.

Whilst broad agreements were reached on a timely basis governing the amounts of these deferrals and reductions, documented modification to service contracts were not formalized until September 13, 2010, when, in the opinion of the Board of Directors, it became appropriate to do so. This was done by way of exchange of letters between the Company and each director / officer on that date.

Under these letters the following principal modifications were made to the compensation arrangements of the directors and officers and the parties related to them:

1.

Arrears of unpaid compensation for services provided up until July 31, 2010, being reductions from the amounts due under existing service contracts, were agreed as follows:

a.

PCF agreed that the total amount remaining outstanding to it as of July 31, 2010 was $106,541 as per the Letter Agreement dated September 13, 2010.

b.

ARM agreed that the total amount remaining outstanding to it as of July 31, 2010 was $77,400 as per the Letter Agreement dated September 13, 2010.

c.

Mr. Gary Hudson agreed that the total amount remaining outstanding to him as of July 31, 2010 was $38,532 as per the Letter Agreement dated September 13, 2010.

d.

Mr Neil McRae, our non-executive director agreed that the total amount due to him as of July 31, 2010 was $8,400 as per the Letter Agreement dated September 13, 2010.

2.

The ongoing levels of monthly compensation payable by the Company for periods subsequent to July 31, 2010, were agreed on a temporary basis, ahead of new financing being raised, as follows:

a.

PCF is to receive $15,000 a month, of which $10,000 a month is for services provided by Mr. Padgett and the remainder for accounting, payroll and administration services. PCF will continue to provide financial planning support services, but on a restricted basis and charge at an agreed hours billing rate of £65 (approximately $100) for the provision of an expert business modeller, on a pre-approved and required basis.

b.

ARM is to receive $9,500 a month for the provision of the services of Mr. Thorp. ARM will continue to provide Mr. Galvin’s services, but on a restricted basis charged at an agreed hours billing rate of £65 (approximately $100), on a pre-approved and required basis.

c.

Mr. Gary Hudson is to receive $7,000 a month for the provision of his services.

d.

Mr. McRae is to receive $1,500 a month for the provision of his services.

As regarding payment of the arrears due in respect of services provided up until July 31, 2010, payment will be made (a) once an investment or a series of investments is made into the Company which involves a cash receipt (or aggregate cumulative cash receipts) of at least $2 million and includes some element of equity issuance (including warrants, options or shares of any class or type). Payment will be made immediately or against a payment plan to be approved by the board of directors in consultation with the new investors, but not to exceed (at least as regards an amount equal to 10% of the invested amount) one year from the date that aggregate investments reach $2 million (the ‘Due Date’). Interest at 4% per annum shall accrue on the unpaid balance from July 31, 2010 until the Due Date and then at 8% per annum after the Due Date and any repayment plan must treat each director equally; or (b) in the event that the officer/director’s contract is terminated by the Company or the Company ceases to trade or becomes insolvent in which cases the amount becomes payable immediately.

Note 6 - Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of preferred stock, with par value of $0.001 per share, of which no shares were outstanding at July 31, 2010 and two shares were issued and outstanding at October 31, 2009 (“Series A Preferred”). The Series A Preferred Stock terminated, according to its terms, on December 4, 2009.

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $.001 per share.  As of July 31, 2010 and October 31, 2009, there were 8,288,022 and 8,221,356 shares of common stock issued, respectively, of which 300,000 shares are held in escrow as contingent consideration for the acquisition of the Kreido assets that are not accounted for as outstanding at July 31, 2010 and October 31, 2009. Accordingly, there are 7,988,022 and 7,921,356 shares of common stock outstanding at July 31, 2010 and October 31, 2009, respectively.

On May 10, 2010, the Company authorized the issuance of a share certificate in the amount of 66,666 shares of its common stock to Corporate Profile LLC, the Company’s retained investor relations advisor, for services rendered under an original agreement dated October 1, 2009.  The Company expenses the charge for the shares on a monthly basis in line with the terms of the agreement.

On April 22, 2010, the Company approved the grant of warrants to purchase an aggregate of 700,000 shares of the Company’s common stock to certain executive officers and directors of the Company. Of this amount, warrants to purchase an aggregate of 650,000 shares of common stock were awarded to individuals acting in their capacity as consultants and warrants to purchase 50,000 shares of common stock were awarded to a director of the Company. The warrants are exercisable at an exercise price of $0.47 per share and will expire 7 years from the date of vesting. The warrants vest as follows: one-third of the warrants vest immediately upon grant and the balance vests in three equal annual installments commencing on October 31, 2010. Compensation expense related to the employee warrants will be recorded over the vesting periods, based on the grant date fair value of $22,269. Compensation expense related to the consultant warrants will be recorded over the vesting periods, based upon the fair value of the warrants at each vesting period. During the three and nine month periods ended July 31, 2010 we have recorded an expense of $12,333 and $119,042, respectively, related to the fair value of the warrants that vested during those periods, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 2.4% - 3%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 177% - 185%; and (4) an average expected life of the warrants of 8 - 8.2 years.

On April 22, 2010, the Company approved the modification of existing warrants to purchase an aggregate of 625,000 shares of the Company’s common stock to certain executive officers of the Company. These warrants were awarded to individuals acting in their capacity as consultants. The modified warrants are exercisable at an exercise price of $0.47 per share and will expire 7 years from the date of vesting. The warrants vest as follows: one-third of the warrants vest immediately upon grant and the balance vests in three equal annual installments commencing on October 31, 2010. Compensation expense will be recorded over the vesting periods, based on the incremental value of the modified warrants at each vesting period over the fair value of the original warrants (which was calculated immediately before modification). During the three and nine month periods ended July 31, 2010 we have recorded a credit of $787 and an expense of $6,399, respectively, related to the fair value of the warrants that vested during those periods, using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 2.4 - 3%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 177% - 185%; and (4) an average expected life of the warrants of 8 - 8.2 years.

Note 7 – Subsequent Events

Advisory Contract

On September 17, 2010 our wholly owned subsidiary Four Rivers Biofuels Limited (“Biofuels”) entered into a consulting contract with DT (North East) LLP (“DT”), a limited liability partnership formed under the laws of England and Wales, which is a regional business advisory and corporate finance provider specializing in introductions across the North East of England and corporate finance advisory services.

The directors of Biofuels and the Company consider that a relationship with DT will be generally beneficial because of the network of connections that DT has in the north of England, where our bio diesel plant is located, with regional and national financiers, grant providers and business people. The services to be provided by DT are described in the consulting contract as “General Corporate Finance and Advisory Services related to the Production of Biofuels in the North East of England”.

The compensation for the services to be provided by DT is in the form of the issuance by the Company of warrants to subscribe for 400,000 shares of common stock of the Company at an exercise price of $0.15 per share at any time up until August 2, 2013, which is also the date upon which the contract terminates (unless terminated before then by Biofuels). The warrants carry piggy back registration rights and may be exercised on a payment or ‘cash-less’ basis.

Sale and license of STT assets and technology and loan

On September 7, 2010, we entered into a series of cotemporaneous agreements in relation to our STT® assets (“Agreements”) with three corporations, all referred to jointly or individually as the context requires as the “Purchasers”. Mr. Jack Dunigan, one of our initial shareholders and an employee prior to the completion of the transaction, is a controlling member of each of the Purchasers. Mr. Dunigan owns approximately 2.9% of the common stock of Four Rivers.  The agreements closed unconditionally on September 14, 2010.

Collectively, the Agreements sell and license various STT assets that we acquired from Kreido Biofuels, Inc. (“Kreido”) in March 2009 and obtain $500,000 of financing secured by a portion of our land located in Kentucky. We sold the majority of the items of plant and equipment relating to the STT assets acquired from Kreido under the March 2009 asset acquisition agreement between Four Rivers and Kreido, together with the assignment of an ongoing contract between us and a third party customer.  Additionally, these agreements provide for certain licensing rights of the patents associated with the STT assets for use in the United States and the right to continued revenues in respect of the STT assets.

The aggregate consideration payable under the Agreements is $389,549 of which (a) $170,000 was paid in cash; (b) $141,348 was settled by the assumption by the Purchasers of certain of our third party payables of, and (c) $78,201 was settled by Mr. Dunigan waiving amounts due to him under his employment contract with Four Rivers, which employment agreement was also terminated by mutual accord.

We will receive future amounts in respect of the assets as follows: (i) in the event that Purchasers sell the STT reactors that it has purchased, we will receive 50% of the gross profit earned on such sales; (ii) in the event that Purchasers use the STT system in any biodiesel plant of its own, 1% of the EBITDA of that business shall be payable to us for so long as the STT process is deployed in the business, provided no amount will be due if no operating revenues are earned from the STT system; and (iii) in the event that Purchasers receive any amounts under the assigned contract, we will receive 50% of those payments. However, there can be no assurance of the success of the Purchaser's business.

As part of the Agreements, the Purchasers lent $500,000 to us, which amount is secured by a portion of the land that we own in Kentucky pursuant to a promissory note and mortgage agreement.  The loan shall be repayable on its third year anniversary, but may be pre-paid at any time without penalty or premium. The loan carries interest at 12% per annum in its first year and 18% per annum thereafter, payable monthly. We have the right to sell portions of the land, subject to the obligation to repay the loan.

The aggregate book value of the non-core STT assets sold to the Purchasers amounted to approximately $3.7 million. This amount materially exceeds the aggregate consideration received under the transactions resulting in a book loss of approximately $3.3 million. We did not anticipate the sale of these non-core STT assets to the Purchasers until after the third quarter ended July 31, 2010. There was no commitment or action of plan to sell these non-core STT assets as of July 31, 2010. We considered the fair value of the core and non-core STT assets to be at least equal to the carrying value as of July 31, 2010 and or prior to the transaction. At July 31, 2010, we did not have any reasonably reliable view as to what the realizable value of these assets will be under the circumstances of a quick sale transaction such as this one and whether we would accept or reject an offer as this offer was not received from the Purchasers and approved by our Board of Directors until subsequent to the third quarter ended July 31, 2010. Accordingly, we concluded that the transaction provides evidence of the book loss that did not exist at the date of the balance sheet but arose subsequent to that date, and as such the book loss will be recorded in the next reporting period ending on October 31, 2010 as in accordance with the relevant guidance under the US GAAP.

Modification of Service Agreements

In view of the cash constraints upon the Company the directors and officers have accepted reduced and / or deferred payments due to them under their service contracts since the last quarter of 2009.  Whilst agreement was reached on a timely basis governing the amounts of these deferrals and reductions, documented modifications to their respective service contracts were not formalized until September 13, 2010, when, in the opinion of the Board of Directors, it became appropriate to do so. This was done by way of exchange of letters between the Company and each director / officer on that date. Under these letters the principal modifications to such person’s original service or employment contracts include a) arrears of unpaid compensation for services provided up to July 31, 2010 being reductions from amounts due under existing service contracts; b) the ongoing levels of monthly compensation payable by the Company for periods subsequent to July 31, 2010, and: c) the timing of payment of arrears and ongoing monthly amounts.  Further details have been incorporated in "Note 5 - Related Party Transactions" and “Part II, Item 5 – Other Information” of this report.

Promissory Note

On December 31, 2009, a promissory note in the amount of $600,000, which is represented by the deferred consideration on the Company’s balance sheet, became due for payment.  The Company had reached an informal and non-binding agreement with the note holder to defer payment of the note until February 28, 2010.  The Company has also made a payment of $60,000 on December 30, 2009 which was accepted in good faith.   The Company did not pay the $540,000 balance of the note on the amended due date but expects to be able to repay the full amount outstanding if and when financings which are currently being negotiated are consummated. At July 31, 2010, the Company was in default under the term of the promissory note. The Company has kept the note holder informed of the current status of the proposed financing and the note holder has not taken formal action to collect the note.  Discussions between the Company and the note holder remain amicable, and we continue to work closely together to reach a mutually satisfactory solution.  There can be no certainty regarding the proposed financing referred to above or of the promissory note holder’s continued goodwill. The note holder can demand payment in full at any time.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

Formation and Capital Base

2004 – Incorporation of the Company

We were incorporated under the name Med-Tech Solutions, Inc. (which we refer to as Med-Tech or MTSI) in the State of Nevada on May 28, 2004.

Following the reverse acquisition described below, on January 25, 2008 we changed our name to Four Rivers BioEnergy Inc. (which we refer to as Four Rivers or the Company and, as the context requires, includes its subsidiaries).

December, 2007 – Reverse Acquisition

On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (which we refer to as 4Rivers), and all of the shareholders of 4Rivers to acquire it by share purchase and share exchange.  Pursuant to the Agreement, the Company acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by the Company in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% was acquired by the issuance of 2,392,059 shares of the Company’s common stock to the shareholders of 4Rivers.    The Acquisition was accounted for as a “reverse acquisition”, since the stockholders of 4Rivers owned a majority of the Company’s common stock immediately following the transaction and their management had assumed operational, management and governance control. The reverse acquisition transaction is recorded as a recapitalization of 4Rivers pursuant to which it is treated as the surviving and continuing entity although the Company is the legal acquirer rather than a business combination.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical consolidated financial statements are those of 4Rivers and its subsidiaries.  As a further condition of the Agreement, the Company received 3,655,087 shares of common stock for cancellation held by certain former stockholders and former management of Med-Tech.  In addition, a former director of Med-Tech agreed to waive his prior loans which he had extended to Company amounting to $296,714.  Upon consummation of the acquisition, 4Rivers and its dormant UK subsidiary, The Four Rivers Bioethanol Company Limited, (“4Rivers UK”) became the only two wholly-owned subsidiaries of the Company.

Private Placements of Equity

On December 4, 2007, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock and, on July 30, 2008, the Company raised an additional $1,631,564, net of expenses, in a private placement of 131,061 shares of common stock.

Acquisitions Completed and Resulting Group Structure

We have made several strategic asset acquisitions which are summarized below and which give rise to the group structure, also described below, through which we currently own our assets and conduct our activities. How these acquisitions fit within our strategy is described in more detail within the “Current Plan of Operations” section below.

(i)

Following the initial financing of the Company in December 2007 we acquired 437 acres of land in Kentucky which we planned to use as a site on which to construct a BioEnergy plant. That land is owned through two wholly owned subsidiary companies, both incorporated in Kentucky: Four Rivers Real Estate Inc., which owns approximately 350 acres of land; and The Four Rivers BioEnergy Company, Inc., which owns approximately 87 acres. This land was acquired with the intention of constructing an Integrated BioEnergy Plant on it; however we abandoned these plans following the collapse of the capital markets in early 2008 which made it impossible to finance the construction of green field biofuels developments, and this land is now surplus to our requirements and we are seeking to sell it.

(ii)

In March 2009 the Company acquired certain international patents and technology (known as “Spinning Tube in a Tube” or “STT”) together with a number of complete and partially assembled STT reactors and associated equipment from Kreido Biofuels Inc. STT technology offers distinct advantages in the processes that drive biodiesel production and make up one of several important components in our approach to integration of technology into biofuel production processes. Subsequently we transferred (a) the patents and the technology and (b) the reactors and equipment, respectively, into two newly incorporated wholly owned subsidiaries, both incorporated in Kentucky, called Four Rivers STT Technology Inc., and Four Rivers STT Trading Company, Inc.

Not all of the acquired STT reactors and associated equipment are required to satisfy our main business objective, which is set out below, and, on September 7, 2010 we announced that we agreed to sell those ‘non-core’ STT assets to a third party (the ‘Purchaser’), and, simultaneously entered into a licensing agreement with the Purchaser granting them exclusive rights to use, license and manufacture under our STT patents for five years in exchange for a royalty calculated at 10% of the Purchasers EBITDA. These agreements are described in more detail in the Subsequent Events section of the footnotes accompanying our financial statements in this report. These agreements closed unconditionally on September 14, 2010. We also participate in any future profits of the Purchaser, have the right to use its future STT sites for testing and demonstrations purposes, and we are planning with the Purchaser to enter into a detailed joint cooperation agreement for mutual gain. We have retained those STT assets that we acquired from Kreido which are core to our strategy, including the US and international patents, drawings, and all intellectual property rights and several reactors and we intend to use the technology and reactors in our first Integrated BioEnergy Plant, which we refer to below.

(iii)

In April 2009 the Company acquired an 85% controlling interest in a UK incorporated company, over which we have management control, called BF Group Holdings Limited, which, through a number of its wholly owned UK subsidiary companies, owns a complete biofuels plant (‘the Plant) positioned within a 45 acre industrial site (‘the Site’)located in North East England . The  Plant is unique in its engineering design and process, and brings with it distinct know-how which enables it to consistently produce high volumes of European standard (EN14214) FAME 0*  from a wide blend of used cooking oil (“UCO”) and virgin oil. The Plant and the Site form the core of our planned first Integrated BioEnergy Plant.

As with the STT acquisition some of the assets acquired in this transactions are surplus to our requirements and either have been or will be sold as we focus on our core strategy. This includes items of surplus plant, equipment and infrastructure which have been sold and for aggregate cash proceeds of approximately $2.1 million and a plot of approximately 100 acres of industrial zoned land adjacent to the Plant site.

*Fame is the commonly used acronym for Fatty Acid Methyl Ester, referring to the fact that the base feedstock is a fatty acid product (such as Used Cooking Oil), and the biofuel is a methyl ester or diesel. FAME 0 is FAME that is liquid at zero degrees celsius.

Current Plan of Operations

Our Mission

Our ultimate business objective is to build, through acquisition, expansion, improvement and consolidation, an international network of logistically and technologically differentiated “Integrated BioEnergy Plants”.

By Integrated BioEnergy Plant we mean a new generation of plant that combines a number of technologies, processes and activities aimed at integrating the following waste to energy processes into one highly efficient integrated business model on one site:

(i)

Waste and other feedstock procurement and processing technologies and processes;

(ii)

Differentiated biofuel production processes and technologies (such as in our UK Plant and our STT technology); and

(iii)

Processes and technologies that capture and process waste and co-products arising from the biofuels process to (a) produce high value co-products for sale;  (b) generate power to eliminate power costs and/or supply surplus electricity into the grid, or (c) to recycle back into the process and virtually eliminate waste.

Acquisitions and Developing our first Integrated BioEnergy Plant

To date we have made several asset acquisitions which were made as part of an overall strategy to establish our first Integrated BioEnergy Plant. These acquisitions brought together a mixture of technology, know-how, production assets and strategically positioned land with development zoning and expansion capacity.

The first acquisition was in late 2007 and comprised a 437 acre aggregated plot of prime development zoned real estate land in Kentucky with excellent logistics potential. Our objective in purchasing that land was to construct a state of the art Integrated BioEnergy facility, at an estimated cost of approximately $450 million.  The initial private placement, of approximately $22 million, into the Company provided the ‘seed’ money to design and develop the project; to purchase the land and prepare it for development; and to position ourselves to raise the additional $450 million finance package to complete the project which was being undertaken by a syndicate of bankers. The collapse of global capital markets during early 2008 thwarted these plans and the Kentucky project was not developed.  We continue to own the Kentucky Land but, following the acquisition of an alternative viable site to develop into our first Integrated BioEnergy Plant, we have decided to sell it.

The global capital markets collapse, whilst thwarting our Kentucky Project plans, presented substantial new opportunities as the biofuels market space dynamics shifted.  Our management team, which has deep expertise in corporate acquisitions, restructuring and consolidation, complementing its proven technical and commercial expertise in the energy and construction industries, identified the opportunity to selectively acquire, on a piece-meal and selective basis, distressed assets and technologies at a deep discount to cost and to integrate these into Integrated BioEnergy Plants.  This followed the same basic principles underpinning our original plans for the original Kentucky Project, but at a substantially lower cost.

The two asset acquisitions made in 2009 represent key building blocks for our first Integrated BioEnergy Plant, which is being developed around the biofuels plant that we acquired in the north of England (“the Plant”). Both acquisitions were made at a substantial discount to the costs which we believe were incurred by the previous owners in developing those assets and technologies and to replacement cost.

The Plant, which had operated under its previous owners and has a proven and successful production record, was acquired out of insolvency and has been the subject of major investment, restructuring and repositioning by us. There are several aspects of the Plant that differentiate it from other biofuels plants, particularly in terms of its ability to efficiently utilize a wide range of feedstock, including waste oils. The present capacity of the Plant is approximately 22 million gallons per year (‘mmgy’) and this is capable of being expanded by a number of simple process changes, which we plan to make, to initially 33 mmgy and then up to 66 mmgy. Further volume increases beyond that are also possible by introducing STT technology.

On March 24, 2010, we entered into an agreement (the “Agreement”) with BP Oil International Limited (“BP”), a wholly owned subsidiary of BP plc, for the sale of a minimum of 60,000 metric tons per annum of EN 14214 FAME 0 for an initial term of five years, extendable to seven years. BP has the first right to offer to buy any amount of FAME 0 produced over the minimum amount, although we have the right to decline such offers.  We are working with BP towards the commencement of production under this contract.  We have extensively tested the plant and are satisfied that it will consistently produce FAME 0 to EN 14214 standard to meet the requirements of the BP contract.

The Plant is positioned on a 45 acre security fenced industrial site (‘the Site’) that was previously a major pharmaceutical plant and offers substantial unused space and infrastructure upon which we plan to develop our first Integrated BioEnergy Plant.

We plan to introduce onto the Site (a) feedstock procurement, processing technologies and storage and (b) electricity generation (to be fed from the biofuels waste and by-products) and to integrate these activities with the biofuels processing plant to produce our first Integrated BioEnergy plant at a fraction of the construction cost of the originally planned Kentucky Project.

Although the Plant is now capable of producing up to 22 mmgy of EN 14214 quality FAME 0 on a consistent basis, we will wait to commence production until we have raised sufficient capital to enable us to complete the Integrated BioEnergy Plant, at least to the point where the plant has reached the stage where significant profits may be reasonably anticipated and we have raised sufficient working capital to support operations.

We believe that our Integrated BioEnergy concept is transformational and we intend to develop further Integrated BioEnergy plants in the USA, Europe or elsewhere once this initial plant is proven. To this end we are continuously searching for further opportunities to acquire distressed assets or technologies that may prove to be a viable component for the expansion of our BioEnergy strategy or the core of a follow on BioEnergy plant.

We require further investment to complete and then operate the Integrated BioEnergy project and we are currently in the process of raising financing for this. The Biofuels Plant is currently held in an idle state, ready to commence production as soon as sufficient funds have been raised.

Focus of Activity

We have concluded that assets acquired which are not directly core to the key initial objective of developing and commercializing the UK Plant will be sold or disposed of into joint ventures to:

a)

Release cash for reinvestment into the Integrated BioEnergy Plant project

b)

Ensure that we maintain focus exclusively on the development of the Integrated BioEnergy Plant.

These acquired surplus assets included:

(i)

The 437 acres of land in Kentucky which became surplus to our requirements after the global capital market collapse; and

(ii)

Various items of plant machinery and equipment acquired as part of both (a) the STT and (b) the  Plant asset acquisitions which were not required for the planned Integrated BioEnergy Plant; we had acquired those various surplus assets at a deep discount to original cost to the vendor, and were available to sell and recoup all or part of the acquisition cost without detracting from the UK Plant development plans; and

(iii)

Approximately 100 acres of surplus development zoned land which is adjacent to the 45 acre Site upon which the Integrated BioEnergy Plant will be developed, which we acquired as part of the Plant acquisition but that will not be required for the Integrated BioEnergy Plant.

The surplus land assets in the USA and the UK are still owned by us with limited secured loans against the former and they represent significant available security for investors and may underpin part of the financing that we are currently negotiating. Alternatively we continue to actively seek buyers at reasonable prices for the land parcels that we own.

The surplus assets in the UK Plant represent infrastructure, buildings, plant and equipment which were included in the plant fabric when we acquired it but that are not required for our use.  The original plant was constructed in the 1970’s and used in the pharmaceutical industry before being converted into a biodiesel plant.  It has considerable surplus infrastructure and other assets and, as we have been rationalizing the UK Plant to make its layout cleaner and more logical, we have extracted surplus infrastructure and assets and sold these in the market. To date, we have generated additional income approximating $2 million from such sales of surplus assets, which has been reinvested in the UK Plant development and expansion program. We anticipate some further ongoing cash from the sale of surplus assets, although the majority of the value has been released.

As part of the STT technology acquisition we acquired a substantial inventory of assorted partially complete and complete STT reactors and associated peripheral equipment. Our core objective in making the STT acquisition was to gain control of the patented technology so that we could build the proprietary reactor design into future Integrated BioEnergy Plants.  Much of the acquired inventory is surplus to this objective. As referred to above we entered into a transaction on September 7, 2010 whereby we sold these surplus assets and simultaneously entered into an agreement with the purchaser of the assets to grant it a five year exclusive license to use, sell and manufacture STT equipment in the USA for ongoing royalty payments. The terms of these agreements are set out in the footnotes accompanying the financial statements to this report under ‘Subsequent Events’.

Market Factors that Underpin our Strategy

Our strategy is market and technology driven and supported by the following factors:

1.

There is considerable government and public demand for non mineral fuels and, whilst the arguments around biofuels and their environmental impact are set to continue, we believe that biofuels are, both environmentally desirable and profitable.

2.

Since governments around the world are committed to supporting the development of sustainable biofuels and responsible waste management, our business model attracts substantial government support at both a European and a UK level which creates additional income to us over and above the inherent profit in our operating model, thereby further reducing risk. Our business model is sustainable without this support, yet the contribution is clearly meaningful.

3.

The biofuels industry is relatively young and immature, which creates challenges, but also offers considerable opportunity. We believe that our formula, which combines several interconnected processes across the spectrum from waste to bio energy into one holistic Integrated BioEnergy Plant, reduces risk and makes a step change in underlying profitability.

4.

The processes used by many of the producers of biofuels are essentially very old being merely ‘stepped up’ versions of an age-old distillation and separation process. We believe that there is considerable opportunity to introduce other proven technologies into and around the core process to transform value created.

5.

Many biofuels plants use front end feedstock which is not waste product, which has created opponents who argue that this creates a conflict between food and energy.  Our focus is on waste to energy and our emphasis is on waste feedstock, (the UK Plant primarily uses UCO to produce biodiesel) and on extracting maximum value from feedstock of all types by front end pre-treatment. This approach releases any food grade product before commencement of the biofuels process, thereby defeating the food versus energy argument and enhancing our own profitability through the capture and sale of valuable food-chain by-products.

6.

Many biofuels producers find it difficult to make profit and are exposed to significant commercial risk. We have studied this phenomenon and understand the drivers that create it. It is, in our view, a reflection of the immature markets in which many biofuels producers operate and a focus on single, non-integrated biofuels production plants. We believe our approach addresses these weaknesses and results in a step change in profitability.

7.

Many biofuels producers, especially in the biodiesel space, are small, simple localized plants which derive no benefits of scale and have limited market strength.  Our approach is to create critical mass and to partner with major off-takers and feedstock suppliers and, where appropriate, carry our integration concept into the feedstock space to ensure quality and certainty of supply at realistic prices.

In summary we believe that these factors combine to create a major window of opportunity to develop a new generation of biofuels plants around our Integrated BioEnergy Plant concepts.  We expect that the market will be demand led and suffer from under-supply for two to three years and our objective, at a the highest level, is (i) to demonstrate the success of the Integrated BioEnergy concept at our UK plant and then (ii) to replicate this success elsewhere. We believe that this is a formula for success.

We will require additional capital in order to complete the first stage of the UK Plant’s development, which will enable us to commence efficient production on a commercial scale, and there can be no assurance that we will be able to raise adequate capital to complete our development plans.

Comparison of the three and nine month periods ended July 31, 2010 and 2009 and for the period from March 9, 2007 (date of inception) through July 31 , 2010

Results of Operations

We have incurred a net loss of $574,288 and $2,586,715 for the three and nine month periods ended July 31, 2010.  This compares to a net loss of $3,688,563 and $8,479,616 for the three and nine month periods ended July 31, 2009.  We have incurred a net loss of $23,037,292 for the period from March 9, 2007 (date of inception) through July 31, 2010.

Revenues

During the year ended October 31, 2009 we recorded revenues of $3,201,412 arising from the sale of biodiesel produced in our UK Plant. This revenue arose during a period of testing and proving the production capability of the plant following our acquisition of the plant assets in April, 2009 and our subsequent development of those assets into an operating business.  Having tested and proven the production capability of the plant we stopped production pending raising of sufficient funds to acquire adequate volume of feedstock and enable us to increase the scale of production of the plant, and implement other operational improvements. Consequently, no revenues are recorded in the current financial year to date.  We do not anticipate that we will generate any further revenues from the sale of biodiesel until such time as we have entered into commercial production at the UK Plant, which is dependent upon the outcome of ongoing discussions that are aimed at providing financing to the Company. There can be no certainty at this time about the success of outcome of these discussions and therefore there can be no certainty about our ability to generate future biodiesel revenues or to commence full scale production on a commercial basis.

The sale of residual stocks of completed biodiesel and surplus stocks of feedstock oils and other prior period production by-products amounted to $96,766 during the nine month period ended July 31, 2010 (of which $53,894 arose in the three month period ended July 31, 2010).  This income is recorded and classified within the category ‘Other Income’ in the consolidated statements of operations.  No such revenue arose in the three and nine month periods ended July 31, 2009

In the nine month period ended July 31, 2010 we realized revenues from the sale, lease and rental of these certain STT related assets amounting to $71,322 (none of which arose in the three month period ended July 31, 2010). This income is recorded and classified within the category ‘Other Income’ in the consolidated statements of operations.

Operating loss

The main components of the recorded operating loss during the three and nine month periods ended July 31, 2010 and 2009, and for the period from March 9, 2007 (date of inception) through July 31, 2010 are analyzed as follows:

		Three month periods ended July 31,		Nine month periods ended July 31,		Period from inception (March 9, 2007) to July 31,
	Note	2010	2009	2010	2009	2010
Losses in UK Plant
Gross Loss in UK plant	1	$-	$594,314	$-	$594,314	$995,275
Indirect Plant overhead costs	2	110,742	537,186	553,030	831,792	1,714,813
Indirect labour and administrative expenses at UK plant	2	533,150	936,077	1,775,754	1,253,579	3,947,628
		$643,892	$2,067,577	$2,328,784	$2,679,685	$6,657,716
Operating Costs and Expenses (excluding UK Plant)
Professional fees	3	$164,044	$258,932	$490,547	$641,787	$1,992,956
Contractors, payroll and administrative expenses	4	231,909	618,941	720,504	1,491,041	6,235,525
Consulting expenses	5	0	215,620	77,446	983,640	1,970,000
STT overhead costs	6	45,667	242,610	152,353	413,908	383,785
Travel and accommodation expenses	7	11,712	191,274	112,389	401,338	1,175,174
Occupancy, communications and other central group overheads	8	95,688	106,021	201,873	198,240	683,529
		$549,020	$1,633,398	$1,755,112	$4,129,954	$12,440,969

Non Cash Items charged
Fair value of warrants issued to director, employee and contractors for services		$11,546	$-	$125,441	$1,867,366	$1,992,807
Fair value of shares issued for professional services		34,667	-	34,667	-	214.334
Asset impairment loss		-	-	-	-	4,457,103
		$46,213	$0	$160,108	$1,867,366	$6,664,244

1.

The direct cost of sales from the sale of FAME 0 from our UK plant in the period from March 9, 2007 (date of inception) to July 31, 2010 exceeded the related sales giving rise to a gross loss of $995,275 in that period. Of this amount $594,314 arose in the nine month period ended July 31, 2009. This gross loss arose from sales during a period of testing, improving and commissioning the UK Plant and therefore significant adverse efficiency and cost variances arose. We do not consider that these losses are indicative of the ongoing gross margin which we expect the UK Plant to deliver in the event that we obtain the necessary financing required to commence full scale commercial production as described under ‘Revenues’ above. No sales arose in the three month and nine month periods ended July 31, 2010, since testing and commissions had been completed and the Plant was being held in a period of readiness whilst we completed our detailed plans for expansion of the Plant into the proposed Integrated BioEnergy Plant and prepared the site and the Plant in anticipation of this expansion and also commenced the process of raising finance to complete the project and provide working capital.  In the three and nine month periods ended July 31, 2009, the Company recorded revenues of $1,613,925 for each period.

2.

The UK Plant overhead and indirect labor costs in the three and nine month periods ended July 31, 2010 amounted to $643,892 and $2,328,784, respectively; and $5,662,441 in the period from March 9, 2007 (date of inception) to July 31, 2010. In the three and nine month periods ended July 31, 2009 our UK biodiesel plant overhead and indirect labour costs amounted to $1,473,263 and $2,085,371, respectively.  The relative decline in these costs is due to the scaling down (in anticipation of resuming commercial scale production) of activities after the initial post acquisition period of testing, improving and commissioning.

3.

‘Professional fees’ (excluding UK Plant) incurred in the three and nine month periods ended July 31, 2010 amounted to $164,044 and $490,547 compared to $258,932 and $641,787 in the three and nine month periods ended July 31, 2009.   Professional fees incurred in the period from March 9, 2007 (date of inception) to July 31, 2010 amounted to $1,992,956 and is comprised primarily of compliance, legal, audit and financial and acquisition related advisory fees. The general reduction in professional fees is due to lower activity generally and in particular in the area of acquisitions.  In the three month period ended July 31 2010 we charged to operations, $100,000 of professional fees relating to a potential acquisition which we had carried as a prepaid expense on our balance sheet at April 30, 2010 since negotiations were ongoing at that time. We subsequently withdrew from those negotiations due to failure to agree on a realistic acquisition price which was acceptable to us and our financiers.

4.

‘Contractors, payroll and administrative expenses’ (excluding UK Plant) in the three and nine month periods ended July 31, 2010 amounted to $231,909 and $720,504, respectively, as compared to $618,941 and $1,491,041 in the three and nine month periods ended July 31, 2009. The material reductions reflect a lower headcount and reduced activity and the fact that agreement has been reached with all key parent company directors, executives and contractors to accept reductions in the amount of compensation earned, and deferral of the cash payment of some or all of that reduced compensation to assist the Company ahead of raising new financing.  ‘Contractors, payroll and administrative expenses’ in the period from March 9, 2007 (date of inception) to July 31, 2010 amounted to $6,235,525. As referred to in Part II Item 5 – Other Information of this report, we entered into formal agreements to modify and reduce the compensation of our directors and officers during the current period of cash constraint and to defer and reduce the amounts payable to them in respect of under-payment and non-payment of compensation in previous periods

5.

‘Consulting expenses’ (excluding UK Plant) in the three and nine month periods ended July 31, 2010 amounted to $Nil and $77,446, respectively, as compared to $215,620 and $983,640 in the three and nine month periods ended July 31, 2009. This material reduction is due to certain substantial consulting costs incurred in the period ended April 30, 2009 associated with aborted financing activity and to the general reduction in the use of consultants in the current year. ‘Consulting expenses’ in the period from March 9, 2007 (date of inception) to July 31, 2010 amounted to $1,970,000.

6.

‘STT overhead costs’ relate to the maintenance costs of the STT technology and patents acquired from Kreido in March 2009, including patent protection and storage of the acquired reactors and related assets. These costs amounted to $45,667 and $152,353 in the three and nine month periods ended July 31, 2010, respectively, as compared to $242,610 and $413,908 in the three and nine month periods ended July 31, 2009. The reduction arose because of a significant initial costs associated with the STT assets immediately following the acquisition in March 2009  falling away to a much lower run-rate.  In the period from March 9, 2007 (date of inception) to July 31, 2010 STT overhead costs amounted to $383,785.

7.

‘Travel and accommodation expenses’ in the three and nine  month periods ended July 31, 2010 amounted to $11,712 and $112,389, respectively, as compared to $191,274 and $401,338 in the three and nine month periods ended July 31, 2009 respectively.  This material reduction is due to significantly lower volume of travel incurred by the Company’s executives. ‘Travel and accommodation expenses’ in the period from March 9, 2007 (date of inception) to July 31, 2010 amounted to $1,175,174.

8.

‘Occupancy, communications and other central group overheads (excluding UK plant)’ in the three and nine month periods ended July 31, 2010 amounted to $95,688 and $201,873, respectively, as compared to $106,021 and $198,240  in the three and nine month periods ended July 31, 2009.  ‘Occupancy, communications and other central group overheads (excluding UK plant)’ amounted to $683,529 in the period from March 9, 2007 (date of inception) to July 31, 2010.

Other income (expense)

The operating loss was offset partially by other income which arose as follows:

		Three month periods ended July 31,		Nine month periods ended July 31,		Period from inception (March 9, 2007) to July 31,
	Note	2010	2009	2010	2009	2010
Income (expense)
Interest income	2	$-	$6,385	$1,313	$81,535	$561,510

Interest expense		$-	$(1,725)	$-	$(2,883)	$(7,518)

Income:
Other income - STT		$-	$-	$71,332	$-	$71,332
STT - Direct costs		-	-	(42,155)	-	(42,155)
Rental income		615	-	16,231	-	16,231
Sale of RTFO certificates		186	-	7,470	-	7,470
Sale of UCO stock	3	(2,105)	-	40,767	-	40,767
Cost of the sale of UCO stock		1,330	-	(36,458)	-	(36,458)
Sale of Methanol / Red Diesel		55,999	-	55,999	-	55,999
Cost of sale Methanol / Red Diesel		(9,575)	-	(9,575)	-	(9,575)
Forgiveness of debt		-	-	-	-	296,714
Research & Development -Tax Credit	4	278,285	-	278,285		278,285
Total other income		$324,735	$-	$381,896	$-	$678,611

Sale of scrap and surplus assets		$613,277	$7,752	$2,094,893	$118,737	$2,315,513
Cost associated with the sale of scrap		(243,561)	-	(549,243)	-	(549,243)
Cost basis of other assets		1,541	-	(88,958)	-	(90,623)
Book value of assets sold		(31,156)	-	(182,612)	-	(182,612)
Net profit from sale of redundant scrap assets	1	$340,101	$7,752	$1,274,080	$118,737	$1,493,035

Notes to accompany the above table:

1.

The April 2009 transaction which gave rise to the purchase of the bundle of assets which include the now completed UK Plant also included other assets that are not part of the completed UK Plant. These assets include (a) an area of land surrounding the plant amounting to approximately 147 acres, which is currently unused but is zoned for industrial development and (b) certain redundant items of plant infrastructure and related equipment, storage, tanking, piping and machinery which mainly relate to prior years when the site was used on a larger scale as a pharmaceutical plant by prior owners. During the nine month period ended July 31, 2010 we took advantage of the planned temporary shutdown of production to divert our plant work force to clearing the entire site and stripping down the redundant items described in (b) above. In addition we deployed specialist contracted labor to sell the stripped out redundant items to deliver cash flow during the downtime period. The gain from the sale of stripped out redundant assets is recorded and classified as part of "Other income (expense)" in the consolidated statements of operations and amounted to $1,274,080 in the nine month period ended July 31, 2010 of which $340,101 arose in the three month period ended July 31, 2010. In the prior year comparable periods the amounts were $118,737 and $7,752, respectively. We anticipate that this activity will continue to decline and cease to develop significant cash flow after October 31, 2010.

2.

Interest income in the period from March 9, 2007 (date of inception) to July 31, 2010 amounted to $561,510. This amount has gradually declined over the period as cash balances have been reduced and in the nine month period ended July 31, 2010 interest income amounted to $1,313 (none in the three months to July 31, 2010).

3.

“Other Income” also includes the revenues and related cost of sales associated with the sale of residue stocks of inventory at the UK plant and commercial activity around the surplus STT reactors acquired as part of the STT technology acquisition, all of which is more fully explained under “Revenues” above.

4.

In the three month period ended July 31, 2010 we received a grant from the UK government in respect of research and development activities associated with our biodiesel testing and development activities. This grant has been offset as planned and by agreement with the Government against amounts due in respect of payroll withholding taxes at our UK plant. The amount is recorded in the current period since, prior to its grant, it was not possible to predict the outcome of the application.

Property Plant and Equipment

During the nine month period ended July 31, 2010, the Company made purchases of plant and equipment at its UK plant to prepare the plant for efficient production amounting to $145,382. In the comparable prior year period additions to property and equipment amounted to $4,884,276 mainly comprising the purchase of the STT assets and the UK Plant; both of these asset acquisitions arose in the period March to April 2009

During the period from March 9, 2007 (date of inception) through July 31, 2010, the Company purchased property and equipment, comprised of the following main categories:

Land purchases amounting to $6,272,281 were made in early 2008. These were acquired for cash other than one land parcel which was acquired in part on credit of $600,000 financed by deferred consideration.

On January 28, 2009, the Company, entered into an asset purchase and other related agreements with Kreido Biofuels, Inc., a Nevada corporation (“Kreido”), to acquire identified assets owned by Kreido, including certain machinery and intellectual property rights relating to the STT® technology developed by Kreido. The Company plans to utilize the STT® technology for the production of biodiesel fuel and other by-products. The transaction closed on March 5, 2009.The aggregate cost of the assets was $4,681,269. Consideration paid included $2,797,210 in cash, issuance of 1,200,000 shares of the Company’s common stock (of which 300,000 shares are held in escrow as contingent consideration) and a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $8.00 per share with an expiration date of March 5, 2014. The warrant provides for anti-dilution adjustment in limited circumstances and piggyback registration rights with respect to the underlying shares of common stock. The Company also incurred direct acquisition costs of $744,724, related to finders’ fees and legal fees.

On April 6, 2009, the Company signed a series of related agreements for the acquisition of a biodiesel plant and other assets located near Blyth, Northumberland, in North East England. The acquisition of the plant and related assets is from the administrator under a “pre-packaged” acquisition out of insolvency.  The total cost of the acquisition of the biodiesel plant and other assets was $804,623, all of which is allocated to plant and equipment based on relative fair values. Aggregate cost is comprised of cash paid of $399,627 plus direct acquisition costs of $404,996. Acquisition costs consist of finder’s fees and legal fees.

Liquidity and Capital Resources

At July 31, 2010 the Company had cash balances of $155,574 and a working capital deficit (total current liabilities in excess of total current assets) of $2,324,435, compared to cash balances at October 31, 2009 of $1,399,437 and working capital deficit of $421,878, respectively.  We reported total stockholders’ equity at July 31, 2010 of $7,093,102, compared to $9,577,290 at October 31, 2009.

At July 31, 2010 we had current liabilities of $2,699,498 (compared to $2,385,331 at October 31, 2009) which mainly comprised (a) $1,164,238 in our UK plant subsidiary, (b) $540,000 in our subsidiary which owns the land in Kentucky, being the $600,000 deferred consideration payable in respect of the land less an interim payment made of $60,000 and (c) $995,260 in the parent company that are mainly due to contractors and professional advisers. Most of these creditors have agreed to informal agreements to defer payment since they are aware of our overall asset base, but we are reliant on the ongoing goodwill and support of these creditors ahead of possible financings referred to below.

At July 31, 2010 the Company’s wholly owned subsidiary, The Four Rivers BioEnergy Company, Inc., was in default under the terms of the $600,000 promissory note payable (referred to under (b) in the preceding paragraph) which was due for payment on or before December 31, 2009. Due to cash shortages the Company was unable to make payment under that note by the due date, but made a partial payment amounting to $60,000. The promissory note holder agreed on an informal basis, and as a matter of goodwill, not to formally pursue The Four Rivers BioEnergy Company, Inc., for collection on the basis that the Company has informed the note holder of the intention to repay the entire balance due if and when the Company receives proceeds from the planned sale of its land in Kentucky.  The note holder can demand payment in full at anytime.

As further detailed in the footnotes accompanying the financial statements to this report under ‘Subsequent Events’, on September 7, 2010 we entered into a series of cotemporaneous agreements with a third party which included three primary elements, the first two were the sale of surplus STT assets and the licensing of the STT technology to the purchaser, the third element was a loan which was advanced by the purchaser to the Company in the amount of $500,000. This loan is a three year loan with interest at 12% per annum for the first year and 18% per annum thereafter, and is secured on part of our Kentucky land.  This loan together with the cash received and current liabilities assumed by the purchaser as the initial, upfront consideration for the STT asset purchase and initial payments for the license, resulted in an increase in cash and a reduction in current liabilities of $670,000 and $219,549, respectively, or an aggregate improvement in our net current asset position by approximately $890,000.

Despite the aforementioned transaction, which provides short term liquidity and also affords a reduction in our overhead costs by some $230,000 per annum, the Company requires significant new capital to continue its plans to develop and commercialize its UK Plant and to expand and improve upon that facility, including the installation of STT technology at the UK Plant.

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

If the Company is unable to raise the necessary capital at the times it requires such funding, it may have to materially change its business plan, including commercialization of the UK Plant, delaying implementation of aspects of its business plan, sales of assets and/or curtailing or abandoning its business plan.

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

a)

The acquisition of the land in Kentucky and various costs associated with improvements made to the land for its initial proposed purpose, together with initial costs associated with the planned construction of a bio energy plant on that land together with direct contractors costs allocable to the proposed Kentucky project, all amounting in total to approximately $7.35 million.

b)

The acquisition of the STT related assets from Kreido Biofuels, Inc., together with subsequent costs incurrent in protecting the acquired STT assets of approximately $5.3 million.

c)

The acquisition and subsequent investment in testing, stabilizing and preparing the UK Plant for commercialization amounting to approximately $6.0 million.

d)

Legal, professional, consulting and advisory fees relating to potential and actual acquisition and corporate finance activity amounting to approximately $6.15 million.

e)

Compliance, legal and audit costs of approximately $1.8 million.

Current assets and liabilities

At July 31, 2010, we had current assets of $375,063, comprised of (a) cash of $155,574, (b) inventory of $20,495 comprised of materials located at our UK plant of (c) various prepaid expenses, sundry receivables and advances of $198,994.

Our current liabilities at July 31, 2010 amounted to $2,699,498 of which accounts payable and accrued expenses, value added tax payable amounted to $2,159,498 and a promissory note amounting to $540,000 representing unpaid deferred consideration for part of the Kentucky land acquisition.

At October 31, 2009, cash was $1,399,437 and we had other current assets of $564,016 and current liabilities of $2,385,331.

We attribute our net loss to having no commercial scale revenues to sustain our operating costs as we are a development stage company.

Net Cash Used in Operating Activities

Cash utilized in operating activities was $2,753,552 for the nine month period ended July 31, 2010, as compared to $6,604,931 for the nine month period ended July 31, 2009.  The reduction is due to a reduction in group level costs between the two periods offset in part by new costs incurred in the acquisitions made since January 31, 2009 (STT and UK biodiesel plant). Total cash utilized in operating activities was $15,846,540, from March 9, 2007 (date of inception) through July 31, 2010.

Net Cash Provided by (Used in) Investing Activities

During the nine month period ended July 31, 2010 cash provided by investing activities was $1,692,539, compared with cash spent on investment activities in the nine month period ended July 31, 2009 of $5,271,755. The change is due primarily to cash received in the nine month period ended July 31, 2010 from the sale of scrap, redundant and surplus assets of $2,094,893, offset by $456,972 of costs associated with sale of the scrap and assets.  In addition the Company had returned to it funds which were previously held in escrow amounting to $200,000 and which related to an aborted transaction, in the nine month period ended July 31, 2010.  This compares to cash deposited into escrow amounting to $275,000 related to the purchase of STT assets, in the nine month period ended July 31, 2009.

Cash used in investing activities in the period from inception (March 9, 2007) to July 31, 2010 amounted to $10,806,873 and comprised mainly of the acquisition of land, plant and equipment and plant construction costs.

Net Cash (Used in) Provided by Financing Activities and Future Possible Financings

During the period from March 9, 2007 (date of inception) through July 31, 2010, the Company received net cash provided by financing activities of $26,460,586 from private placements. During the nine month periods ended July 31, 2010 and July 31, 2009 the Company did not receive any cash from financing activities. The Company attributes this to (a) the materially adverse state of the global capital markets during these periods and to (b) the fact that it did not own a viable production plant until recently, when it finished commissioning the UK biodiesel plant that it acquired in April 2009. Following this the Company has entered into various ongoing discussions with certain third parties that are aimed at providing finance to the Company or to the subsidiary company which owns the biodiesel plant and which may include establishing joint ventures with strategic or financial partners. There can be no certainty at this time about the success of outcome of these discussions and therefore there is no certainty about our ability to generate future biodiesel revenues or to commence full scale trading on a commercial basis.

There is no assurance that the Company will be able to obtain any financing or enter into any form of credit arrangement.  Even if such financing is offered, the terms may not be acceptable to the Company. If the Company is not able to secure financing or it is offered on unacceptable terms, then its business plan and strategy may have to be modified or curtailed or certain aspects terminated, in particular the Company requires new capital in the short term to enable it to complete the commercialization plans for its acquired assets and to continue in operation. Although the Company’s management is in discussion with several potential sources of financing, including from potential financial and/or strategic partners, there can be no assurance that these possible financings will close or that they will close in time to meet the short term financial needs of the Company and its subsidiaries, further, there is no assurance that even with financing, the Company will be able to achieve its goals.

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

Development Stage Company

The Company is considered to be a development stage entity as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company undertook a testing and commissioning process to establish the quality of biodiesel product that could be made to certain specification levels, and that suitable volume quantities could be produced consistently, prior to commercial production. During the third and fourth quarters of fiscal 2009, we generated trial revenue through these operations of the plant as an initial stage to fully commercializing this plant.

Although we have now largely completed commissioning and testing the plant to our satisfaction, we will not be able to produce and therefore sell biodiesel in commercially viable quantities until we raise a sufficient amount of capital or obtain lines of credit to acquire the feedstock required to produce biodiesel in such quantities. We are currently negotiating with various parties to obtain access to such capital but there can be no certainty about the outcome of such negotiations. Until such time, if ever, as we obtain access to such capital it is uneconomic to run the plant and we are holding it in a state of readiness to commence commercial scale production at some future date. Consequently, the Company will remain as a development stage entity until it is confident that the plant is capable of producing biodiesel at a specified level of certification consistently, in large volumes, across a wide distribution of customers. The Company has not generated material revenues to date and has incurred significant expenses and has sustained losses.

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

Recent accounting pronouncements

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company does not expect the adoption of provisions of ASU 2010-10 to have a material effect on the Company’s financial position, results of operations or cash flows.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12),  Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.   After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-18 “Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.”  ASU 2010-18 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  ASU 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010.  The Company does not expect ASU 2010-18 to have an impact on its financial condition, results of operations, or disclosures.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, current exchange rates, commodity prices or other market factors. We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our current assets and liabilities. At July 31, 2010, we had cash and cash equivalents consisting of cash on hand and highly liquid money market and demand savings accounts with original terms to maturity of less than 90 days. We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our liquid investments to maturity.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Reserved]

Item 5.  Other Information.

Modification to service contracts with officers and directors

In view of the cash constraints upon the Company the directors and officers have accepted reduced and / or deferred payments due to them under their service contracts since the last quarter of 2009.

Whilst verbal agreement was reached on a timely basis governing the amounts of these deferrals and reductions, documented modification to the written service contracts were not formalized until September 13, 2010, when, in the opinion of the Board of Directors, it became appropriate to do so. This was done by way of exchange of letters between the Company and each director / officer on that date. Under these letters the following principal modifications to each person’s original service or employment contracts were documented and formally agreed between the parties:

1.

Arrears of unpaid compensation for services provided up until July 31, 2010, being reductions from the amounts due under the existing written service contracts, were agreed as follows:

a.

PCF Solutions Limited (the service company which provides the services of Mr. Stephen Padgett, our Chief Executive Officer and other administrative, accounting and financial planning support services) agreed that the total amount due to it as of July 31, 2010 was $106,523, compared to amounts that would have been due under the previous written service contract of $331,830.

b.

The ARM Partnership (a professional services partnership which provides the services of Mr. Martin Thorp, our Chief Financial Officer, and Mr. Robert Galvin, our Company Secretary) agreed that the total amount due to it as of July 31, 2010 was $77,400, compared to amounts that would have been due under the previous written service contract of $246,600.

c.

Mr. Gary Hudson, our senior vice president and the founder and director of the Company agreed that the total amount due to him as of July 31, 2010 was $38,532, compared to amounts that would have been due under the previous written service contract of $167,975.

d.

Mr. Neil McRae, our non-executive director agreed that the total amount due to him as of July 31, 2010 was $8,400.

2.

The ongoing levels of monthly compensation payable by the Company for periods subsequent to July 31, 2010, were agreed on a temporary basis as follows:

a.

PCF Solutions Limited is to receive $15,000 a month, of which $10,000 a month is for services provided by Mr. Padgett and the remainder for accounting, payroll and administration services. PCF will continue to provide financial planning support services, but on a restricted basis and charge at an agreed hours billing rate of £65 (approximately $100) for the provision of an expert business modeller, on a pre-approved and required basis.

b.

The ARM Partnership is to receive $9,500 a month for the provision of the services of Mr. Thorp. ARM will continue to provide Mr. Galvin’s services, but on a restricted basis and charge at an agreed hours billing rate of £65 (approximately $100), on a pre-approved and required basis.

c.

Mr. Hudson is to receive $7,000 a month.

d.

Mr. McRae is to receive $1,500 a month.

As regarding payment of the arrears due in respect of services provided up until July 31, 2010, payment will be made (a) once an investment or a series of investments is made into the Company which involves a cash receipt (or aggregate cumulative cash receipts) of at least $2 million and includes some element of equity issuance (including warrants, options or shares of any class or type). Payment will be made immediately or against a payment plan to be approved by the board of directors in consultation with the new investors, but not to exceed (at least as regards an amount equal to 10% of the invested amount) one year from the date that aggregate investments reach $2 million (the ‘Due Date’). Interest at 4% per annum shall accrue on the unpaid balance from July 31, 2010 until the Due Date and then at 8% per annum after the Due Date and any repayment plan must treat each director equally; or (b) in the event that the officer/director’s contract is terminated by the Company or the Company ceases to trade or becomes insolvent in which cases the amount becomes payable immediately.

As regarding amounts payable on a monthly basis after July 31, 2010 it is agreed that these shall become due and payable on the last day of each month and, if not paid on a timely basis, shall accrue interest at the rate of 4% per annum on any unpaid amounts of compensation / fees and/or expenses.

The revised amounts payable, post July 31, 2010, are regarded as below market rates, but prudent in the context of our current restricted cash flow. It is recognized that the temporary amounts will be reviewed as soon as the board feels that it is prudent to do so. The notice terms under the director’s service and employment contracts have also been temporarily shortened to three months.

Other arrears of compensation to officers/senior employees

In addition to the amounts of unpaid compensation payable to the directors and officers, certain senior employees of the Company have also agreed to defer and / or reduce amounts payable to them under their service contracts.

The aggregate amount due to non executive senior employees for services provided up until July 31, 2010, but unpaid, amounts to $137,201. Of this amount $68,201 is due to Mr. Jack Dunigan and, under the terms of the Asset Sale Agreement with companies associated with Mr. Dunigan dated September 7, 2010, this amount has been waived as part of the overall consideration for the asset purchases effectuated by that agreement. The remaining balance will become payable to the individuals concerned upon a successful equity financing by the Company.

Services provided by PCF Solutions Limited to Four Rivers Biofuels Limited

On September 16, 2010 the Company’s wholly owned subsidiary, Four Rivers Biofuels Limited (“Biofuels”), entered into a series of agreements with PCF Solutions Limited, whereby PCF agreed to provide payroll, accounting support, business planning support and human resources and general management services to Biofuels.  The monthly payments due to PCF under these agreements amount to £17,500 (approximately $27,000), which reflects charges for the provision of services by specific individuals and an element to cover the cost of PCF’s offices in Stockton upon Tees, which now serves as Biofuels administration offices. The costs that were previously incurred by Biofuels for these services are estimated to have amounted to approximately £31,000 per month (approximately $48,000 per month), reflecting a monthly saving of £13,500 (approximately $21,000).  Services have been provided in line with this agreement since February 2010 on a gradual transitioning basis; now that that transition is complete Biofuels and PCF consider it appropriate to enter into a formal agreement. However, during this transitional period and up until the BioFuels plant is financed and ready for production, PCF has reduced the monthly fee to £13,500 (approximately $21,000) to reflect the lower level of transactions, resulting in an interim saving per month of £4,000 (approximately $6,000 per month).  PCF and Biofuels are required to provide three months notice to the other party to terminate the agreements.

Item 6. Exhibits.

Exhibit	Description
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

10.1	Asset Purchase Agreement, dated as of September 7, 2010, with Strategy Advisors, LLC.

10.2	Asset Purchase Agreement, dated as of September 7, 2010, with Strategy Licensing Company, LLC.

10.3	Promissory Note, dated as of September 7, 2010, with Strategy Funding, LLC, in the amount of $500,000.

10.4	Mortgage, dated as of September 7, 2010, with Strategy Funding, LLC.

10.5	Letter Agreement, dated as of September 13, 2010, with ARM Partnership, to modify compensation arrangements.

10.6	Letter Agreement, dated as of September 13, 2010, with PCF Solutions Limited, to modify compensation arrangements.

10.7	Letter Agreement, dated as of September 13, 2010, with Mr. Neil McRae, to modify compensation arrangements.

10.8	Letter Agreement, dated as of September 13, 2010, with Mr. Gary Hudson, to modify compensation arrangements.

10.9	Letter Agreement, dated as of September 16, 2010, with PCF Solutions for financial accounting services.

10.10	Letter Agreement, dated as of September 16, 2010, with PCF Solutions for human resource and executive management services.

10.11	Consulting Agreement, dated September 17, 2010, with DT (North East) LLP, for general corporate finance and advisory services related to the production of biofuels in the North East of England.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUR RIVERS BIOENERGY INC.

Date: September 20, 2010	By:	/s/ Stephen Padgett
Name: Stephen Padgett Title: President and Chief Executive Officer

Date: September 20, 2010	By:	/s/ Martin Thorp
Name: Martin Thorp Title: Chief Financial Officer