Form 10-K
period 2010-10-31
FOUR RIVERS BIOENERGY INC.
filed 2011-02-15
CIK 1312069

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: October 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ■    No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes □    No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer □        Accelerated filer □        Non-accelerated filer □        Smaller reporting company ■

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes □    No ■

As of April 30, 2010, the aggregate market value of the common equity held by non-affiliates of the registrant was $5,148,881

As of February 9, 2011, there were 8,029,687 shares of Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference: None

Four Rivers BioEnergy Inc.

Annual Report on Form 10-K

Fiscal Year Ended October 31, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include the fact that we are a development stage enterprise and we are still developing our first Waste-to-Energy plant, as a consequence we have limited experience with our business plan and several key assumptions inherent in that plan are unproven and untested; the continuing world interest in alternative energy sources, the continued availability of government incentives to support renewable energy and our ability to gain the appropriate licenses to obtain such incentives; our ability to source the feedstock that we require at the right prices, quality and quantity; our exposure to competition in the rapidly changing market for renewables and our ability to raise adequate capital to finance the completion of the planned development of our UK plant and fund our working capital requirements.

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

PART I

Item 1: Business

1.1.

History

The Company was incorporated under the name Med-Tech Solutions, Inc. (“MTSI”) in the State of Nevada on May 28, 2004, and its name was changed on January 25, 2008 to Four Rivers BioEnergy Inc. (“Four Rivers” or the “Company”). Reference herein to Four Rivers and the Company includes, where the context requires, the Company and its subsidiaries.

On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (which we refer to as 4Rivers), and all of its shareholders to acquire 4Rivers by share purchase and share exchange.  Pursuant to the Agreement, MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% was acquired by the issuance of 2,392,059 shares of MSTI’s common stock to the shareholders of 4Rivers.  4Rivers has a wholly owned, dormant subsidiary incorporated in the United Kingdom, The Four Rivers Bioethanol Company Limited (“4Rivers UK”).

On December 4, 2007, as a condition of the acquisition, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock (the “Initial Private Placing”). As a further condition of the Agreement, the Company received 3,655,087 shares of common stock for cancellation held by certain former stockholders and former management of MTSI.  In addition, a former director agreed to waive his prior loans extended to MTSI amounting to $296,714.  Upon consummation of the acquisition, 4Rivers and 4Rivers UK became wholly-owned subsidiaries of the Company.

The acquisition of 4Rivers was accounted for as a “reverse merger”, since the stockholders of 4Rivers owned a majority of the Company’s common stock immediately following the transaction and their management has assumed operational, management and governance control. The reverse acquisition transaction is recorded as a recapitalization of 4Rivers pursuant to which 4Rivers is treated as the surviving and continuing entity.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical consolidated financial statements are those of 4Rivers and 4Rivers UK.

On July 30, 2008, the Company raised an additional $1,631,564, net of expenses, in a private placement of 131,061 shares of common stock. No other private placements of shares have occurred.

1.2.

Core Strategy and Objectives

Our objective is to build and operate a network of ‘Waste-to-Energy’ plants through:

(a) The acquisition of distressed plants, technologies and assets and their subsequent improvement, conversion, development and expansion into ‘Integrated Waste-to-Energy Plants’; and

(b) Specializing in the procurement and processing of waste and renewable feedstocks for use in our waste-to-energy plants to produce sustainable fuels and/or energy. Where appropriate, we plan to vertically integrate into the procurement and pre-treatment of such waste and renewable feedstocks in order to have better control over the supply, quality and price of our feedstock than we would have with third party suppliers.

We use the term ‘Integrated Waste to Energy Plant’ to describe our business model which involves conducting many of the processes involved in the generation of sustainable energy and/or bio-fuel from waste and renewable feedstocks on one integrated industrial site. This involves, where appropriate:

(i)

The procurement, processing, storage, mixing and pre-treatment of various waste and renewable feedstocks;

(ii)

The generation of sustainable energy (electricity) and/or the production of sustainable bio-fuels from these pre-processed feedstocks for sale (and also to be self-sufficient in our energy needs); and

(iii)

The further processing and treatment of the various by-products, co-products and waste products from the aforementioned processes for sale (recycling) into the fuel, food or animal feed chains.

We aim to apply proven technology and know-how in the treatment and pre-processing of feedstocks and in the energy and fuel production processes so that to differentiate ourselves by:

(i)

Being able to process a wide range of renewable feedstocks, concentrating on different types of waste liquid and semi-liquid biomass; an area where we have significant know-how; and

(ii)

Adopting efficient energy and biofuels production processes to optimise margins.

We believe that our proposed strategy differentiates us and reduces risk through several factors, primarily:

(i)

The careful identification, negotiation, structuring and purchase of distressed assets and technologies and their subsequent development and improvement into purpose built waste-to-energy plants will (a) substantially reduce the overall capital cost and (b) accelerate the build, testing and permitting timelines; when compared to similar sized ‘green field’ developments;

(ii)

The emphasis on the vertical integration of feedstock procurement, processing and pre-treatment substantially reduces risks associated with feedstock, such as uncertainties related to market price, quality, proof of sustainability, and availability of supply;

(iii)

The integration of several key processes on one industrial site, within a natural captive ‘closed loop’, results in substantial cost savings and efficiencies compared to operations that are separated geographically, operationally, logistically and/or legally; and

(iv)

Our business model has variety and choice built into it, for example:

a.

We plan to use various waste and sustainable source feedstocks in our feedstock processing and pre-treatment facilities thereby increasing choice and reducing risks associated with  producers who typically use a single feedstock source; and

b.

We plan to develop several potential or actual sources of revenue, for example revenue from fuel, energy, co-products, by-products and waste-products; and also to build choice into our revenue cycle such that we are able to focus production on sustainable energy or bio-fuels dependent upon market conditions and available government support for sustainable energy and/or bio-fuels, thereby optimising revenue and profitability dependent upon market conditions.  We will consider broadening our mix of renewable energy revenue streams in the future (e.g. solar and wind), as appropriate, particularly where we acquire land assets that are surplus to our immediate requirements and have development potential and where we have access to adequate power grid capacity.

In summary, we believe that our business model has several important features that differentiate it from others and which naturally improve efficiency and reduce business risk. While we recognize that none of these features is immune to replication, we believe that we will enjoy a significant and sustainable early advantage and benefit from know-how, which we capture and develop by operating within one integrated facility.

There is considerable market-led demand for electricity generated from sustainable feedstocks (renewable energy) and the market is predicted to be in under-supply for the foreseeable future. Targets set within international agreements and embodied in legislation by national governments have been set at levels that are generally regarded as difficult to meet for the foreseeable future. Most commentators believe that this will be the case in the United Kingdom, where our first Waste-to-Energy plant is located. The driver behind this demand and undersupply condition is the need to identify alternative and cleaner energy sources rather than rely on carbon based fuels. The market for sustainable bio-fuels is in a similar state of under-supply for similar reasons.

This market led demand and under-supply in the market is a result of the immature state of the renewable fuels sector and the substantial capital cost ordinarily involved in building production plants. As a result, to encourage the market to develop and grow, substantial government support is generally available in various forms around the world to encourage and support the production of electricity and biofuels from sustainable and renewable feedstock including wind, solar, in-fill crops and liquid and solid biomass.

1.3.

The Evolution of our Business Model and Plan:

Responding to a changing market

We have changed and evolved our development plan and our business model around the core theme of generating renewable fuels and energy from sustainable feedstocks in direct response to substantial market changes since the acquisition of 4Rivers and the Initial Private Placement; and we are now at a relatively advanced stage in the development of our first Waste-to Energy plant.

We describe below the evolution of our business model and plans and the market forces that have influenced these and, in the section that follows, the stage of development of our first planned site.

The Kentucky Project

Our first planned project, which we acquired the plans and rights to develop with the acquisition of 4Rivers in 2007, was to construct a green-field plant (focused at that time primarily on multi-biofuels production but encompassing our core concepts of integration and waste to energy) on 437 acres of land which 4Rivers had obtained options to acquire in Kentucky. We subsequently purchased that land with part of the proceeds of the Initial Private Placing for approximately $6.3 million. This planned plant required substantial further capital (approximately $350 million), which we planned to raise in 2008; however the decline of the global capital markets in 2008 made it impossible to raise such large amounts of capital and the plans to develop our first plant on the Kentucky land were, after significant initial development activity, initially postponed and then curtailed. In total we spent approximately $5.7 million on the development and preparation of the Kentucky project prior to ceasing activity on the site (which included the cost of project consultants, project planning, capitalized project costs, site labor and related overhead costs).

The Kentucky project was envisaged and planned out in detail during a period when biofuels production in North America was in great demand and capital was in free supply to support new developments; unfortunately we were caught in the sudden and unexpected collapse of global capital markets and the availability of funds to finance Greenfield biofuels developments dried up completely.

Much of the Kentucky land became redundant in the context of the curtailment of the Kentucky Greenfield project. As a result of this and the requirement for working capital to be deployed in delivery of our evolved plans, we sold 220 of the 437 acres of land in December 2010 for approximately $1.5 million (which completed unconditionally in January 2011) after an extensive marketing effort conducted by real estate experts. We conducted this sale after obtaining expert opinions and appraisal of the land and after extensive expert marketing and it is clear that the losses incurred were a reflection of the substantial deterioration in the value of land of the type and nature acquired in Kentucky; we booked impairments to the land value in our 2008 and 2009 annual financial statements following periodic appraisals.  The impairment loss on the land for 2008 and 2009 was $532,224 and $2,111,239 respectively.

The cash received from the land sale is of substantial current benefit to us, given the reasonably advanced state of development of our planned UK Waste to Energy plant described below and its requirement for capital.

We have decided to retain the remaining 217 acres of the Kentucky land, which was valued by real estate appraisers in January 2011 at approximately  $2.1 million, since (a) it is strategically important due to its river-side location and general topography and logistical positioning and may therefore have the capacity to regain, over time, some or all of the loss in value from the date of acquisition and offers good security for future planned capital raising activity; and (b) the retained plot has an easement enabling us to gain access to the electricity grid, as well as access to the river, road and rail, thus positioning this residual plot as an excellent potential development site for a future Waste-to-Energy plant modelled upon the know-how that we are developing in the UK project, described later.

Post Kentucky Project

Although the collapse of the capital markets prohibited the Kentucky project from being developed on the scale and timeframe planned, it also presented an opportunity for us to develop and implement a strategy to develop Integrated Waste-to-Energy plants through acquiring distressed assets and using them as a base from which to develop such plants.

With the collapse of the capital markets many opportunities arose to acquire financially distressed assets (including, for example, incomplete plants caught with inadequate capital in the capital market collapse; plants whose business model had become flawed; industrial sites, plant, equipment and technologies that were locked into insolvent entities); particularly in the biofuels and renewable energy sectors, where the nature of those sectors (new and rapidly changing markets) made them susceptible to distress in a rapidly failing capital market.

Our management considered that the Company was well positioned to take advantage of these opportunities since (a) they had good experience in the industry and in structuring acquisitions in financially distressed situations and (b) the Company, unlike most in the sector, had reasonable levels of cash reserves, which could be put to good use to acquire distressed assets at considerable discounts to their original cost and implement a long term viable future for those assets in the waste to energy sector.

To that end, since mid 2008 management has sought, identified and negotiated various acquisition opportunities and has consummated transactions whereby it has acquired assets and technologies, which the Company is in the process of developing into its first Integrated Waste-to-Energy plant.

Since the original plans were developed for the Kentucky site in 2007, the ‘Waste-to-Energy’ and biofuels sectors have developed and matured substantially and our management has gained considerable additional know-how and insight during that period through its immersion in the industry during a period of intense acquisition search and evaluation activity and then from the actual acquisition of assets, know-how, people and technology. This has enabled us to modify our business model on a continuous basis as the industry and the markets for sustainable fuels and energy have evolved.

Acquisitions during 2009

On April 6, 2009, we signed a series of related agreements to acquire a 41 acre secure industrial site located near Blyth, Northumberland, in North East England; together with approximately 106 acres of other, presently undeveloped, land plots in the vicinity of the industrial site and principally surrounding it which are mainly zoned for possible industrial use and therefore offer development and expansion potential.

This industrial site was formerly a major Glaxo penicillin production plant and, at time of our acquisition, included a bio-diesel plant (created by the previous owners from part of the infrastructure of the penicillin production plant) capable of operations with minimal further investment and a substantial amount of redundant buildings, site work and infrastructure. We considered that this site offered considerable opportunity for development into our first Integrated Waste-to-Energy plant.

The acquisition was from the administrator under a “pre-packaged” acquisition out of insolvency. We worked closely with the principal secured creditors and the administrator in securing the acquisition.  The assets acquired included a completely constructed facility which has a capacity of 22 million gallons per year (“mgpy”) of bio-diesel from a broad band of feed-stocks, including waste cooking oils, other waste oils and virgin oils.

The facility included (a) the 22 mgpy bio-diesel plant with potential to expand to 88 mgpy; (b) an operational liquid biomass processing plant and related infrastructure and (c) a substantial 41 acre secure industrial site, which housed the plant referred to above together with a considerable amount of then unused buildings, storage vessels, site infrastructure and three electricity sub-stations.

As well as acquiring the assets described above we also took over the management and work-force of the previous owner of the assets, which included individuals with considerable operational and engineering knowledge of the bio-diesel and liquid biomass processing plant and the related processes. Both of these areas (bio-diesel production and liquid biomass processing) require skill and know-how and the acquired plant was engineered in a specific way making it one of only a few plants with the ability to produce bio-diesel from a wide range of used cooking oils (“UCO”).

Thus, in addition to the acquisition of the plant and site infrastructure, importantly we also purchased the rights to and gained access to a considerable amount of know-how and expertise in (a) the area of producing bio-diesel from UCO (called FAME – Fatty Acid Methyl Ester) and (b) the area of pre-processing waste liquid biomass (in particular UCO), including filtering, washing, blending and related activities. We also gained access to a considerable volume of documented batch production records maintained by the previous owner during his development and testing of the plant and to considerable know-how in terms of process, engineering design, mix recipe and technique and part of the UCO pre-treatment process is protected by patent, which we now own and maintain.

The purchase price of the assets acquired from the administrator under the “pre-packaged” acquisition out of insolvency was approximately $800,000 (including transaction costs), which the Company believes is a substantial discount from the carrying value of these assets in the accounts of the predecessor entity and the original and replacement cost of the acquired assets.   The two major secured creditors in the insolvency received a 15% interest in the acquisition vehicle, which is now an 85% owned subsidiary of the Company, called BF Group Holdings Limited, a Company incorporated under the laws of England and Wales. BF Group Holdings Limited owns the assets acquired through a wholly owned UK subsidiary group legal structure, with principally all of the acquired assets being owned by Four Rivers BioFuels Limited (“BioFuels”), excluding the land and the intellectual property which are owned in separate subsidiaries.

On March 5, 2009, the Company acquired certain assets from Kreido Biofuels, Inc., a Nevada corporation (“Kreido”), including the intellectual property rights and patents relating to the STT technology, which had been developed by Kreido and certain complete and part complete STT reactors and peripheral equipment (control gear, pumps etc). The STT system is a unique system which accelerates mixing of liquids at a molecular level and was developed by Kreido with a view to transforming the process of producing bio-diesel from virgin oil feedstock, although it is believed to have wide application across many industries. The patented STT process dramatically decreases the processing time involved in such fuel production and delivers significant further benefits in terms of cost of production, use of energy, capital cost and the substantially smaller footprint of an STT reactor compared to conventional comparable equipment.

The consideration paid by the Company comprised of approximately a) $2.8 million in cash or cash equivalents (being the Company’s agreement to assume and pay certain liabilities of Kreido); b) the issuance of 900,000 shares of the Company’s common stock to Kreido; c) a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $8.00 per share with an expiration date of March 5, 2014; and d) an additional 300,000 shares of the Company’s common stock were issued into escrow where they will be held and released to Kreido only if certain share purchase warrants issued by Kreido, and exercisable before January 12, 2012, are actually exercised by their holders; if they are not exercised, the shares held in escrow will be returned to the Company and cancelled.

We purchased the STT technology with a view to utilizing it for bio-diesel production and also with a wider view to utilize the technology in liquid feedstock processing within our planned Waste-to-Energy plants. We also considered that, as an aside, we might be able to obtain revenues from licensing the technology into other industries using partners to market the technology. As an example, in November 2009, the Company entered into a lease agreement with purchase options with Grean Technologies of Hamilton, Ohio for a Four Rivers STT® Reactor System. Grean Technologies are using the system for process intensification research for their flavors and fragrances business.

Our Planned UK Integrated Waste to Energy Plant

Since our acquisition of the UK Industrial Site and the associated plant, infrastructure and know-how we have implemented our plans to transform the site into our first Integrated Waste-to-Energy plant and are now well advanced in this project. This activity may be summarized in the following phases:

(a)

In the post acquisition period (May – November 2009) we focused our efforts on understanding in detail the bio-diesel plant and the liquid biomass pre-treatment plant and in commissioning and testing these plants. This activity included:

a.

Understanding the processes, design and capability of the existing plant and equipment, which had been operated on a significant test volume basis by the prior owners, but not run on a commercial basis;

b.

Making important design modifications and improvements to the existing plant and site infrastructure to improve efficiencies and protect ongoing licenses and permits;

c.

Understanding the contacts and contracts that the plants management had with feedstock suppliers and off takers and assessing their commercial viability;

d.

Conducting a detailed audit and review of the historic batch production records of the prior owner to understand the processes in detail; and

e.

Successfully testing the bio-diesel and feedstock pre-treatment processes in the plant to prove to our satisfaction the viability of the plant, its operating capacity and expansion capability.

This period of intensive post acquisition review identified several important issues that required attention, in particular:

a.

We considered that there was room to substantially improve the overall efficiency of the bio-diesel process by making significant changes to the process flow and by improving the overall efficiency of the processes;

b.

We determined that the plant management’s reliance on spot feedstock purchasing and fuel off-take on a spot basis was potentially dangerous and fraught with risk and that substantially more effort was required both on the feedstock procurement and off take contract fronts before the plant could be safely operated as a business;

c.

We satisfied ourselves as to the viability of the plant to effectively pre-treat liquid biomass and to produce FAME bio-diesel and of the expansion capability; and

d.

We gained a good understanding of the unique know-how associated with the plant in the area of producing FAME and also in the area of pre-treatment of waste liquid biomass (and in particular UCO).

As a result, at the end of this post acquisition review period we took the following action:

a.

We removed the existing senior management of the plant on the basis that the Directors believed they had not demonstrated the commercial skills required to shape the plants’ activities into a viable business and replaced them, in October 2009, with our own board personnel under the leadership of Mr. Stephen Padgett, the Chief Executive Officer of the Company, who also became the Managing Director of the plant.

b.

We placed production of bio-diesel on hold, pending (i) carrying out further work to improve the efficiency of the plant and (ii) securing commercially effective feedstock and off-take arrangements.

(b)

In the period that followed (throughout 2010), we concentrated initially in four areas:

a.

Understanding the feedstock market with a view to securing feedstock supply arrangements;

b.

Commencing and advancing negotiations to secure feedstock including vertical integration strategies;

c.

Improving the efficiency of the bio-diesel and pre-treatment plants with planned improvement and engineering works; and

d.

Streamlining the overall industrial site with a view to (i) re-configuring the plant to improve its logistics and (ii) clearing the site of the considerable volume of surplus site infrastructure and unused equipment.

During 2010 considerable progress was made in several key areas, specifically:

Off-take Arrangements

On March 24, 2010, Biofuels negotiated and secured an off take contract with BP Oil International Limited, a wholly owned subsidiary of BP plc (collectively “BP”) for the sale of a minimum of 60,000 metric tons per annum of EN 14214 specification FAME 0 bio-diesel (“Bio-diesel Product”) from its UK facility with an initial term of five years.  The contract envisages regular shipments of Bio-diesel Product at prices which are linked to market with certain adjustments and pricing safeguards.

The contract term will commence when the UK facility reaches the minimum production amounts to fulfil the contract delivery requirements. Once the full contract production rate is achieved by the Company, the five year term commences.  The contract requires that the Bio-diesel Product be primarily derived from used cooking oil feedstocks.

The contract with BP initially required production to commence by October 1, 2010, however, as set out in section 1.4 below, we have decided to hold production of bio-diesel pending the completion of the steps that are discussed herein and, in consequence, BP has agreed to extend the commencement date under the original contract. Our ongoing arrangement with BP envisages that they will review and consider extending the off take date in quarterly intervals going forward and, having initially granted a first extension to February 1, 2011, and on January 27, 2011 the Company and BP executed a further extension through to May 1, 2011, with the facility to extend again at the discretion of BP in subsequent quarterly reviews.

As one of only a few European plants capable of producing FAME 0 bio-diesel in bulk (FAME bio-diesel that is liquid at zero degrees Celsius) to the quality required by the blenders of road transport diesel (EN14214), BP has worked closely with us and has shown its willingness to continue to do so by extending the production dates under the contract; however, there can be no assurance that BP will agree to any further extensions or that this contract will be in effect by the time the plant is producing sufficient quantities of bio-diesel .

Site Reconfiguration

We commenced and have now largely completed the clearance of the industrial site of the old surplus infrastructure.

This activity was largely undertaken by selected members of our own work-force who had a detailed knowledge of the plant and its history, rather than by using external contractors. This enabled us to carry out this work with people who have an expert knowledge of the site and to retain key employees during a period when the plant was not operating.

As a result of this activity we have achieved the following:

(a)

We have dismantled those areas of the old penicillin plant and site which were surplus to our requirements and, in doing so we have generated income from the sale of redundant infrastructure (in particular mild and stainless steel, surplus plant and equipment and copper wire, pipes and tubes). Gross income from the sale of non-core assets since our acquisition and up until October 31, 2010 amounted to approximately $2.5 million, which, after deducting direct costs (mainly labor) generated a gross contribution amounting to approximately $1.5 million.

(b)

We have largely completed the reconfiguration of the site, utilising wherever possible the redundant site infrastructure and buildings, so that it is zoned and set out from a logistics perspective to form the base for our planned Integrated Waste-to-Energy plant, as further explained below.

Feedstock Strategy

Our strategy is to utilise the know-how and existing infrastructure at the UK site to pre-treat and process waste liquid biomass to use as a feedstock into the fuel / energy production process. This pre-treatment processing of waste liquid biomass, including used cooking oils, involves the application of processes that have been developed at the site over several years under our and previous ownership and represents a significant advantage that we have in using such feedstock to generate energy and produce biofuels.

The infrastructure and know-how for the pre-treatment process is now well understood by us and is in a state of readiness to handle substantial volumes of purchased base liquid waste biomass product and process it through our pre-treatment processes (some of which is protected by patent) into viable feedstock for use in fuel and / or energy generation. During the reconfiguration of the site infrastructure we have reclaimed several storage tanks for use in the storage of liquid biomass feedstock and also increased the capacity of the feedstock pre-treatment handling plant such that we now have viable storage capacity of up to 3,000 Metric Tons (“MT”) of liquid biomass and the ability to pre-treat and process up to 60,000 MT per annum. This is enough to produce 22 mgpy of bio-diesel or up to 40 Megawatts (MW) of electricity under continuous production for a year. Expansion of this facility would also involve minimal additional capital expenditure.

Our strategy to source liquid biomass has been carefully developed by us since we took ownership of the plant and we believe that we have a viable strategy to source sufficient waste liquid biomass product to achieve our production targets for the site, which are discussed below in part 1.5. This strategy is ready to be implemented and will be a key area of focus as we move towards production.

Production Capacity

We have tested and proven the bio-diesel plant that was constructed by the previous owner of the site and are satisfied that it is capable of producing 22 mgpy of FAME 0 bio-diesel from a mix of UCO feedstock and virgin oils to the standard and specification required in the BP off-take agreement.

As part of the site re-configuration and development project we have established the following further production capability:

•         We have, cleared a previous boiler center to use as a planned energy generation center, in which, we plan to generate electricity from the pre-treated liquid biomass feedstock. This cleared industrial building is adjacent to our on-site electricity sub-stations and is therefore ideally situated to sell electricity into the grid directly via the main grid sub-station, which is located on our land outside the security fence. The available buildings and allocated space will allow us to install generators, on a modular basis as we grow capacity, with an aggregate target capacity estimated at 50 MW of renewable electricity per hour on a continuous basis.

•         We have cleared and prepared the original penicillin plant’s ‘clean’ area for use as in our grain storage, crush plant and distillery. The available space will allow us to install, on a modular basis as we grow capacity, crush, refining and grain / oil handling plant and equipment with an eventual planned aggregate capacity estimated at   60,000 MT of grain per annum, producing 10 mgpy (20,000 MT) of virgin oil and 40,000 MT of meal for sale. This area has further expansion capability to extend the processing and storage capacity.

•         We have cleared, reclaimed and prepared the used oil handling area (receiving, assessing, pre-treating, blending and storing) of the site and expanded its capacity such that, with a relatively small further investment it that area of the site, we will be able to handle up to 60,000 MT of liquid waste bio-mass on the site and store 3,000 MT. This area has further expansion capability to extend processing and storage capacity.

1.4.

Summary of Major Assets and Project Status

In summary at the date of this report we have the following key assets:

1.

A substantially reconfigured industrial site in northern England which has the following principal features:

a.

A complete, tested and operational bio-diesel plant with an existing capacity of 22 mgpy. This plant is designed to process a mix of virgin oils and UCO and produce FAME 0 to  EN14214 specification in line with the long term off-take contract that we have with BP;

b.

A liquid biomass storage, handling and pre-treatment plant which is capable of taking a range of liquid biomass products (focused at present on UCO), through a proprietary process of mixing, washing and cleaning, filtering, heating and blending, which involves significant process know-how and processing equipment (much of which is purpose built);

c.

Substantial unused infrastructure (including buildings, storage bays and tanks, hard-standing area and piping), which has been substantially cleared and prepared to house other planned aspects of the future Integrated Waste-to-Energy plant.

d.

Good logistics for road, rail and sea transport for feedstock supply and product shipment (fuel and co-products) and an on-site electricity sub-station to enable the sale of electricity generated on the site directly into the grid; and.

e.

A substantial land plot of which some 41 acres is within the industrial site’s security perimeter fence and upon which our existing plant and rezoned development is situated; and approximately 100 acres of greenfield land, which surrounds the industrial site and most of which is currently zoned for industrial use and may afford additional room for expansion or other commercial development, potentially in the renewable energy sector.

2.

STT patents and reactors, which were acquired in 2009,  and which we plan to use within our liquid biomass processing plant as we expand its capacity and range of liquid biomass and renewable oil core feedstocks for processing into biofuels and renewable electricity.

3.

The residual 217 acres of land in Kentucky, which is well positioned and configured from a logistics perspective (rail, road and river) and proximity to feedstocks and off take, including access to the power grid, to develop into a second Integrated Waste-to-Energy site in the US, subject to detailed project planning.

4.

In total we have some 360 acres of land in the US (Kentucky) and UK (Northumberland) referred to above. This land is mostly either zoned for industrial use or has full industrial use status (in the case of the 41 acre secure industrial site in the UK). Furthermore, both the US and UK land plots are very well situated from a logistics perspective for developing within the wider context of renewable energy generation; having good access to the power grid, and to river/sea, road and rail transport, as well as being reasonably remote from residential development. We are routinely and continuously exploring, both on our own and in possible partnership with others, various renewable energy project ideas for all of our surplus land, including potential for further waste to energy plants and associated feedstock processing plants, as well as wind and solar energy applications.  As at October 31, 2010, our surplus land may be looked at in three components: (i) the approximately 100 acres that surrounds the UK plant, (ii) the approximately 220 acres in Kentucky (which has been sold subsequent to October 31, 2010) and, (iii) the approximately 20 acres of unused land, which already has permits and consents for industrial use and has some 13,000 sq feet of vacant office space; all within the UK site security parameter (the planned Integrated Waste-to-Energy plant uses only about half of the 41acre industrial site).

1.5.

Plans to bring the UK Plant into Production

Feedstock

As described above, we have taken the existing UCO feedstock processing and pre-treatment plant, which was in place when we acquired the industrial site in 2009, and enhanced it in terms of storage and layout, during the site reconfiguration work undertaken to date and which is still in process.

With further capital expenditure, we plan to expand the feedstock handling and storage capacity on the industrial site still further and also to broaden the range of liquid biomass waste and other liquid renewable oils that we are able to process to derive viable feedstocks to produce fuel and/or energy. This may include the application of our proprietary STT technology.

We have researched the market in liquid biomass extensively and concluded that the optimal strategy is to vertically integrate into the supply chain so as to secure quantity and quality of such core feedstock at reasonable cost.

We have also concluded that it is sensible to open up a number of alternative supply sources for liquid biomass in order to gain access to adequate quantities and avoid dependence on individual markets and supply chains.

To these ends our liquid biomass feedstock strategy may be summarized as having the following key components:

(a)

We plan to acquire, through joint venture or merger, access to existing established suppliers operating within the UK supply chain. The existing supply chain is fragmented and immature and will, we believe, benefit substantially from a more coordinated approach, greater efficiency in the supply chain (which currently has several tiers) and from integration into the off-take product (e.g. fuel or energy);

(b)

We plan to explore opportunities to import waste liquid biomass and to apply our pre-treatment processing know-how to processing such imported product into viable feedstocks for our production processes;

(c)

We also plan to explore broadening the scope of our pre-treatment know-how and process plant so as to process a wider range of liquid and semi-liquid waste biomass and other liquid renewable products. Our know-how in pre-treatment of liquid biomass has become a key strength of the Company by virtue in part of the acquisition of the UK site assets and people, which brought with it substantial know-how; and

(d)

We plan to establish a virgin oil crush and refinery plant on the site in a specific area of the reclaimed site, which is ideally situated with vacant reclaimed buildings and covered storage areas that will be ideal for grain/seed storage. The site is well situated to source rape (‘canola’) seed from the extensive agricultural belt, in which the plant is located. Our strategic rationale here is (i) we are able to use virgin oil as a top up feedstock to produce electricity or bio-diesel and our cost of production should be below market cost of oil because of our relatively low cost of production and elimination of shipping and third party storage costs; and (ii) our market research suggests that we will be able to secure captive supply of ‘back-hauled’ waste cooking oils from food processing customers for our refined rape seed oil, which would secure liquid biomass waste at a significantly lower cost than purchasing it from the supply chain and in assured quantities and quality.

During 2011 our key areas of focus in relation to our feedstock strategy will be:

(a)

Making headway with our vertical integration plans to acquire access to the liquid biomass supply chain through acquisition, merger, joint venture and/or establishing sustainable supply contracts and relationships in the UK and potentially overseas.

(b)

Establishing a rape seed crush plant and refinery plant in the area of the plant that has been set aside and prepared for that purpose. To this end we hired two individuals during 2010 who had previously developed advanced plans to establish a crush plant and refinery operation, including building close relationships with the Chinese manufacturer and supplier of modular crush and refinery equipment. These individuals had previously purchased, modified and tested the Chinese crush plant equipment with rape seed of the type which we shall use at our site and thereby, though our relationship with these individuals (now employees of ours), we have extensive know-how in crushing local rape seed and refining it into virgin oil and we also have access to relatively inexpensive, but tested and proven crush plant. The crush plant is available in relatively small units and our plan is to build the capacity of the overall crush capacity at the plant on a modular basis, as we build the scale of the plants off-take capacity.

Production and off-take of Fuel and Energy

The acquired UK plant was configured, at acquisition, to produce bio-diesel, using the existing on-site bio-diesel plant, constructed by its previous owners.

During 2010, two factors caused us to consider the possibility of broadening our production focus to include renewable electricity as well as FAME 0 bio-diesel and potentially other forms of bio-diesel (for example RME – Rape Methyl Ester – which we could produce using our STT technology and the rape oil that we intend to crush on site).

These factors may be summarized as follows:

(a)

The renewable energy and fuel industries are relatively new industries and are stimulated by government incentives aimed at encouraging renewable fuel and energy sources. During 2010, it became clear that electricity generated from waste liquid biomasses, of the type that we had gained considerable know-how in handling and processing, would be likely to qualify for Renewable Obligation Credits (ROCs) in the UK. Given that we have (i) easy access to the power grid through our on-site electricity sub-station; (ii) considerable know-how in pre-treating waste liquid biomass; (iii) ample spare industrial building space adjacent to the sub-station; it became clear to us that it would be sensible to consider the potential to produce renewable electricity and earn the feed tariff and also potentially substantial income from ROCs through sale of the electricity into the power grid.

(b)

The price of FAME 0 (bio-diesel) is subject to market fluctuations which has historically become more closely correlated with crude oil and there is therefore some risk attaching to the solitary production of bio-diesel and, during 2010, the margins achievable on bio-diesel reduced substantially as a result of commodity price changes; while this has now, in the most part, corrected itself and the bio-diesel margin is more attractive at this point in the cycle, there can be no certainty about its sustainability and it is likely to continue to fluctuate. Further, the regulators have not settled upon a definitive support strategy for bio-diesel produced from renewable feedstocks and there is some doubt in the market that the current incentives will continue in their existing form.

As a result of the forgoing, we now plan to have operational flexibility and a healthy choice in our production and off take strategy so as to be able to produce either or both renewable energy and/or FAME 0 (or other forms of bio-diesel) and optimise returns for investors.

The plant itself has ample space to produce substantial volumes of both bio-diesel and renewable electricity and we have estimated that the maximum extended capacity within the existing site is some 50 MW of renewable electricity and some 88 mgpy of bio-diesel. To produce these volumes will require further significant capital expenditure on plant but the incremental cost of additional plant required to expand production from 22mgpy is relatively modest in the context of the potential income and profits to be generated by virtue of the size and state of the site infrastructure, which is an already incurred cost.

In relation to electricity generation we plan to purchase and install diesel generators (combined heat and power generators) in the newly designated energy center building, (which we reclaimed from the boiler center, which was on-site when we acquired the plant and was surplus to our requirements) . Our approach will be to install several generators, which we will acquire in modules, so as to phase electricity production volumes over time. It is our aim to have the capacity to produce at a continuous rate of 7MW of renewable energy during 2011 and gradually increase the overall capacity to 50MW; provided that we are able to raise a sufficient amount of capital funds necessary to acquire more generators financed through further equity capital rounds or out of retained cash generated from operations.

On December 21, 2010 we announced that we had received planning consent from the local authority to use the reconfigured energy center building to generate electricity and, on January 18, 2011, we announced that it has entered into a professional advisory contract with TradeLink Solutions Ltd., a specialist in obtaining accreditation from the UK energy regulator to produce renewable energy. They will work closely with us as we move towards the planned commencement of renewable electricity generation to assist us in gaining the licenses that we require from the electricity generator to sell renewable energy into the power grid and to be granted the right to be receive ROCs from such sale. We understand that we should qualify for two ROCs for every mega watt hour produced.

1.6.

Market Factors

There is considerable government and public demand for non-mineral fuels and, with the arguments around biofuels and renewable energy production from various sources exists, their environmental impact are set to continue, we believe that biofuels and renewable energy production are, both environmentally desirable and ultimately profitable if the adoption of a vertical integration strategy is successfully executed.

Since governments around the world are committed to supporting the development of sustainable biofuels, renewable energy and responsible waste management, our business model attracts substantial government support at both a European and a UK level which may create additional income to us over and above the inherent profit in our operating model, thereby further reducing risk. While we believe our business model is sustainable without this support due to its anticipated diverse revenue streams and optionality, the contribution is clearly meaningful.

The UK Government supports the renewable energy sector by way of the Renewable Obligation Certificates (“ROC’s”) scheme. Under this program, major utility companies in the UK are obligated to provide a certain proportion of their energy from renewable sources, failure to do so results in heavy penalties. This creates a market for smaller producers to generate renewable energy and be issued with ROC’s, which the major utility providers can purchase on specialised trading platforms, in order to satisfy any shortfalls in their obligations under current UK legislation. The smaller renewable energy producers have to be accredited by the UK Energy Regulator (“OFGEM”), and can generate prescribed levels of ROC’s depending upon their feedstock sources following formal accreditation of such feedstocks by OFGEM. These ROC’s can either then be factored into commercial contracts with the major utility providers or sold under the trading platforms. ROC’s have been traded in the UK on independent trading platforms since 2002 and have averaged approximately £48 ($78) per ROC over the past 8 years.

In addition to ROC’s, the smaller utility providers can generate income from the direct sale of electricity (usually on a cent per kilowatt hour basis) as part of a commercial contract with the major utility providers.

The biofuels and renewable energy industries are relatively young and immature, which creates challenges, but also offers considerable opportunity. We believe that our formula, which combines several interconnected processes and systems across the spectrum from renewable waste to bio energy (fuels and electricity) into one holistic Integrated Waste –to-Energy Plant, reduces risk and makes a step change in underlying profitability.

Many renewable energy companies use front end feedstock, which is not a waste product, which has created opponents who argue that this creates a conflict between food and energy. Our focus is on waste to energy and our emphasis is on waste feedstock, (the UK Plant primarily uses UCO to produce biodiesel or renewable energy in the form of electricity) and on extracting maximum value from feedstock of all types by front end pre-treatment. Our Vertical Integration strategy includes the production of food grade oils and the “backhaul” of the waste oils from these customers as further captive feedstock. This enhances the green credentials of the Company and provides a sustainability audit which is currently unique in the waste liquid biomass market.

The liquid biomass collection market is highly fragmented, in particular in the UK and Europe, which leads to multiple layers of cost and inefficiency. Our strategy is to capitalise on the market conditions using our management and transaction execution skills to act as a consolidator to professionalise the industry approach, capturing margin and controlling volume, price and quality for the Company.

The UK Market for liquid biomass is estimated to be approximately 200,000 million tons (MT) per annum. The European market is estimated to be a further approximately 2,000,000 MT per annum and the US market is estimated to be a further approximately 1,100,000 MT per annum.

To produce 7 megawatts (MW) of renewable energy from waste oil and backhauled products requires approximately 10,000 MT per annum, which represents approximately 5% of the UK market, 0.5% of the European market and 0.3% of the European and US markets combined. It is important to the Company’s activities to secure reliable sources of feedstock from a variety of sources and the logistics of the UK Plant should allow the management to execute the strategy of expansion to 20 MW and 50 MW in phases and different layers of sophistication.

In summary we believe that these factors combine to create a major window of opportunity to develop a biofuels and renewable energy business around our Integrated Waste-to-Energy Plant concepts and surplus land assets.  We expect that the market will be demand led and suffer from under-supply for two to three years and our objective, at a the highest level, is (i) to demonstrate the success of the Integrated Waste-to -Energy concept at our UK plant, (ii) maximise value created from our UK assets which are surplus to the Integrated Waste to Energy Plant, but may be utilised for further renewable energy development and then (iii) to replicate this success elsewhere.

1.7.

Sale of Non-Core Assets

During 2010, we focused our activity and resources mainly on the development of our planned Integrated Waste-to-Energy plant and, to that end, we decided to divest ourselves of other assets to enable our management to maintain focus on the plant and also to optimise working capital available to invest into the plant.

In line with this policy, we conducted the following principal divestiture activity during 2010 and subsequently, generating net cash in-flow of approximately $2.6 million, which has been reinvested during the year or is available for further investment in the UK plant development project.

(a)

On acquisition of the UK plant and industrial site in March 2009, we identified considerable surplus infrastructure on the site, which we considered to be surplus to our own plans for the site. These included surplus stainless steel, copper wire and other valuable materials embedded in surplus infrastructure as well as certain items of plant which were embedded into the plant infrastructure and were surplus to our requirements. During the years ended October 31, 2009 and October 31, 2010 we carefully removed such surplus materials, as we re-zoned the plant site and prepared it for our own intended application, and sold them on the open market. We earned gross cash receipts from this activity amounting to approximately $2.3 million in the year ended October 31, 2010 and $0.2 million in the year ended October 31, 2009. Direct costs (mainly labor) associated with releasing these proceeds amounted to approximately $1.0 million, although the activity associated with these costs had the added benefit of clearing and re-zoning the UK plant. These activities have, therefore, realized a net cash inflow of $1.5 million to date.

(b)

On September 7, 2010, we entered into a series of agreements in relation to our STT assets (“Agreements”) with two corporations referred to as the “Purchasers”. Mr. Jack Dunigan, a founder and initial shareholder of ours (and an employee prior to the completion of the transaction), is a controlling member of the Purchasers. Mr. Dunigan owns approximately 2.9% of the common stock of Four Rivers.  The Agreements closed on September 14, 2010.  The Agreements sell and license various STT assets that we acquired from Kreido in March 2009 and which are surplus to our ongoing plans. We retain the rights to the intellectual property, the patents and certain STT reactors, which we plan to use in the feedstock processing area of our UK plant. The aggregate consideration payable under the Agreements is $359,135 of which (a) $180,000 was paid in cash; (b) $110,936 was settled by the assumption by the Purchasers of certain of the Company’s third party payables of, and (c) $68,200 was settled by Mr. Dunigan waiving amounts due to him under a former employment contract with Four Rivers.  In addition, under the Agreements we are entitled to participate in certain future revenues and profits generated by the Purchasers by virtue of the assets acquired and licensees granted. This transaction has, therefore, realized a net cash inflow of $0.18 million and an improvement in net current assets of $0.35 million.

(c)

As described in Section 1.3 – “The Kentucky Project” - In January 2011, we concluded the sale of 220 acres of our 437 acre plot of land in Kentucky for total cash consideration of $1.5 million, of which $0.5 million was used to repay a loan secured on that land and direct costs amounted to approximately $0.09 million. We intend to retain the remaining plot of land for possible future development into a Waste-to-Energy plant. This transaction has, therefore, realized a net cash inflow of approximately $0.9 million.

1.8.

Group Legal Structure and new Subsidiaries

US Restructuring to position STT assets and our US land holdings in discrete entities

In December 2009 the Company incorporated three new entities, Four Rivers STT Technology, Inc., Four Rivers STT Trading Company, Inc., and Four Rivers Real Estate, Inc., referred to herein as (“the New Entities”). All of the New Entities have been incorporated in Kentucky as part of a then general restructuring of the Company’s current legal structure, and are wholly owned subsidiaries of the Parent, Four Rivers BioEnergy Inc.  Prior to the New Entities being established, several asset purchases made have resided in the Company’s wholly owned Kentucky based subsidiary, Four Rivers BioEnergy Company, Inc., and included the land purchases and the STT intellectual property and machinery and equipment.  These assets are independent of each other and have been transferred within the group into the New Entities as appropriate, to assist with creating greater visibility around the assets and any subsequent operations that may be linked to those assets.

Legal sub-structure around the acquired UK plant and assets

The acquisition of the UK Plant assets in April 2009 was effectuated via a UK corporate group structure which was put in place to facilitate the asset acquisition. This structure comprised of a holding company, called BF Group Holding Limited (“BFG”), which is incorporated under the laws of England and Wales, and a series of subsidiaries, which are all 100% owned by BFG. By virtue of the asset acquisition and related agreement, the Company owns 85% of the issued share capital of BFG and controls its board of directors. The five subsidiaries of BFG, all of which are incorporated under the laws of England and Wales, are:

•

Four Rivers Biofuels Limited – which owns the plant located at the industrial site in Northumberland, England and is the entity which has undertaken the development work at the site to date;

•

BF IP SPV Limited – which owns the know-how and intellectual property that was purchased at the time of the asset purchase;

•

BF SPV Limited – which owns the land which was purchased at the time of the asset acquisition;

•

Two companies which do not hold assets and are operationally dormant called BF Group Finance SPV Limited and BF Finance SPV Limited.

“Verta Energy” Branded Sub-Group

In October 2010 we incorporated several new dormant subsidiaries with ‘Verta Energy’ incorporated into their names. Our intention, in forming these companies and adopting the Verta Energy name is to establish a new identity and brand for our proposed renewable electricity generation business and our parallel strategy to vertically integrate into the liquid waste biomass supply chain, all of which is more fully described above.

The Verta Energy companies are all incorporated under the laws of England and Wales and are all 100% owned by the Company via an intermediate holding company called Verta Energy Group Limited. In addition to Verta Energy Group Limited they comprise:

•

Verta Energy Oils Limited;

•

Verta Energy Trading Limited; and

•

Verta Energy Generation Limited.

While these entities are presently dormant it is our intention, upon raising adequate funds to complete the UK plant development project to carry out specific aspects of the integrated operations planned to be conducted on the site as follows:

•

Verta Energy Oils Limited (“VEOL”) will operate the virgin oil crush plant and refinery that we plan to establish on the site to produce virgin oil, which we plan to sell into the food manufacturing chain in order to secure waste liquid biomass (used cooking oils) from our virgin oil customers on an integrated ‘back haul’ basis. In addition, the virgin oils will be available as a feedstock into the proposed biofuels or energy generation processes as a top up feedstock. It is proposed that VEOL will enter into contracts with grain traders who will both deliver the grain to be crushed and also arrange to sell the co-product of the crush process (meal) back into the agricultural supply chain in integrated transactions.

•

Verta Energy Trading Limited (“VETL”) will be the vehicle through which we integrate down into the waste liquid biomass feedstock supply chain through joint ventures, alliances, mergers and acquisitions. It will also be our feedstock processing company that will operate the waste liquid biomass pre-treatment plant that is located at the UK plant. We therefore plan that VETL will become an entity which is expert of waste liquid feedstock procurement, processing and pre-treatment using the commercial connections and technical know-how that we have and that we plan to obtain through our planned joint vertical integration strategy and our onsite liquid biomass processing plant and infrastructure. VETL will also manage and execute the sale of VEOL supplied virgin oils, including the back-haul of waste oils from the virgin oil customers. VETL will expect to sell its entire processed waste liquid biomass product to VEGL and/or Biofuels, as appropriate and to the extent required within the group of companies. Surplus liquid biomass (if any) will be traded in the international markets.

•

Verta Energy Generation Limited (“VEGL”) will be the entity that operates the electricity generation plant in the ‘energy center’ located on the site, which we plan to build up in modules over time, commencing, we plan, with 7MW of continuous production of renewable electricity commencing in 2011 and building in stages to a maximum planned capacity of 50MW of continuous production of renewable electricity. It expects to source all of its feedstock from VETL.

In addition, Four Rivers Biofuels Limited (Biofuels) will own and operate the existing Bio-diesel plant and as described above, will source its feedstock from VETL. We will deploy our feedstock to electricity generation and/or bio-diesel production based on market conditions to achieve a balance of risk and profitability and this balance will be flexible and may change from time-to-time in line with market conditions.

1.9.

Working Capital and Capital Strategy

At October 31, 2010 the Company had cash balances of $86,610 and working capital deficit of $2,204,176, and we reported total stockholders’ equity at October 31, 2010 amounting to $2,804,939. Within our working capital deficit, we had current liabilities of $2,450,618 which  comprised (a) $1,092,896 of payables and accruals arising out of the activities at our UK plant, (b)$540,000 being the balance due under a promissory note relating to the  purchase of part of our Kentucky land, (c) $339,985 being compensation payable to our directors, officers and certain key contractors and employees, which, by agreement with them has been deferred on the basis described in Item 13 and (d) $477,737 being other payables and accruals. Most of the short term creditors included above have agreed to informal (not necessarily binding) agreements to defer payment since they are aware of our overall asset base, but we are reliant on the ongoing goodwill and support of them ahead of anticipated finance raisings referred to below.

As stated above, the Company requires significant new capital in the near future to continue its development plans at its UK Plant to the point of production. As explained in section 1.7 our recent sale of (a) surplus land in Kentucky and (b) surplus STT assets, coupled with (c) the cash realized from the sale of scrap materials at its UK site, significantly reduces the amount of new capital required, but they do not eliminate it and management has been and is continuously active, with its advisers, in various initiatives to raise cash including by way of the issuance of new debt and/or equity capital instruments. There can, however, be no certainty that we will succeed in raising adequate amounts of capital to begin commercialization of the UK plant, particularly in light of the ongoing depressed state of the global capital markets, especially for development stage enterprises. Even if financing is available, it may not be on terms that are acceptable to the Company.

1.10.

Environmental Matters

The Company will be subject to various stringent federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees in the US and UK. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. There can be no assurance given that the Company will be able to meet these standards, or in the future the Company will  be at all times in complete compliance with these laws, regulations or permitting requirements. It is possible that the Company will become subject to legal actions brought by environmental, regulatory authorities, advocacy groups and other parties for actual or alleged violations of environmental laws and regulations.

Regulatory Matters

The Company is required to obtain and maintain the following regulatory permits and consents in order to operate the planned UK Plant

•

Environmental operating permit (reference: BT 0227IE) to produce bio-fuels, processing and treatment of waste oils and utilise related infrastructure. This permit has been granted and needs to be routinely maintained.

•

Water abstraction licences (references: 1/22/05/065 and 1/22/06/052) for Water sourced from Bore holes owned by the Company. This permit has been granted and needs to be routinely maintained.

•

Hazardous Waste Production Certificate (ref:NIA296), which we envisage no difficulty in obtaining.

•

Waste Carrier Licence (ref:EAN/94/284), which we have obtained.

•

Planning Consents from Local Authority to use existing infrastructure for energy production. This permit has been granted.

•

Extension of existing operating permit (reference: BT 0227IE) to incorporate new activities to produce electricity and crushing rapeseed, refining and packaging of virgin oils. We are currently progressing this permit extension with the Environmental Authority and believe that there should be no problem to obtaining it.

•

The proposed grain crush plant will need FEMAS (Feed Materials Assurance Scheme) accreditation through the Agricultural Industries Confederation, which should be obtained on completion of the plant installation.

•

In regard to renewable energy generation we are in the process of gaining detailed licenses and permits from the UK regulator to enable us to sell electricity into the power grid, having already obtained planning consent to produce electricity on the site. We are working with TradeLink Solutions, a reputable firm with excellent credentials in this field to obtain these permits and licenses and we believe that these will be forthcoming after a period of due process and inspection, which will be conducted alongside the installation of the generators, connectivity work to the on-site power grid and installation of approved metering equipment.

In addition, the Company must comply with the following environmental rules and laws in connection with the operation of the UK Plant for the production of bio-diesel and energy production. In this regard we routinely work within the regulations and have management systems and expertise within the business to ensure continued compliance:

•

Environmental Permitting Regulations 2007

•

Oil Storage Regulations 2003

•

Producer Responsibility Obligations (Waste Packaging) Regulations 2005

•

Health and Safety at Work Act 1974

•

The Management of Health and Safety at Work Regulations 1999

•

COSHH Regulations (Control of Substances Hazardous to Health)

•

COMAH Regulations 1999 (Control of Major Accident Hazards)

•

REACH (Registration, Evaluation, Authorisation and Restriction of Chemicals) Regulations

1.11.

Employees

The Company currently has employment or service contracts with seven individuals who provide ongoing consulting, management and support services to the Company; and we currently have twenty- two employees and consultants at our UK Plant.  None of our employees are represented by a collective bargaining agreement and we believe our relations with our employees to be good.  As we implement our business plan, some consulting positions may become employee positions, and we expect to hire additional employees.

Item 1A.  Risk Factors

There are many risks that affect our business and results of operations, some of which are beyond our control. If any of the following risks actually occur, our business, financial condition or operating results could be materially harmed. This could cause the trading price of our common stock to decline, and investors may lose all or part of their investment.

A. Risks Related to the Waste-to-Energy Industry

The relative early stage of development of the Waste-to-Energy industry creates the potential for substantial competition and new  technology being introduced into the  industry which may impair our success.

The renewable energy marketplace is relatively immature and highly fragmented. It is inevitably competitive and subject to rapid technological change, and as a consequence we may be unable to successfully compete. Evolving industry standards and the propensity for short term price changes also impact the market. Many of our competitors and potential competitors include companies who have substantially greater financial, marketing, personnel and other resources than we do. Our current competitors or new market entrants could introduce new or enhanced technologies, products or services with features that could render our technologies, products or services obsolete or less marketable. Our success in the energy market will be dependent upon our ability to develop superior energy production processes in a cost effective manner. In addition, we may be required to continually enhance our processes to remain competitive. There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully develop products that will succeed in the marketplace.

Changes to the currently favorable regulations and legislation within the waste-to-energy industry may adversely impact our future business.

While the expectation is that the favorable legislative and regulatory climate for the renewable energy industry in the UK and elsewhere is intended to be a long-term initiative to stimulate investment in renewable energy production, there can be no absolute assurance that it will continue or that it will continue in the current form. The viability of our renewable energy projects will be in large part dependent upon the continuation of a favorable legislative and regulatory climate with respect to the continuing operations and the future growth and development of the renewable energy industry. Government regulations, subsidies, incentives and the market design have a favorable impact on the construction of renewable energy facilities. If the current government regulations, subsidy and incentive programs are significantly modified our planned business may be adversely affected, which may have a material adverse effect on the Company.

The pricing of renewable energy and availability of incentives may fluctuate due to the level of production of renewable energy.

The production of renewable energy fuels is expanding rapidly in the major economies of the developed world. In these economies (including the UK, where our first proposed plant is located) there are a number of new plants under construction and planned for construction using a variety of technologies including liquid and solid biomass, wind, solar and wave. The number of renewable energy plants is expected to increase substantially in the years ahead. The demand for renewable energy is stimulated by government incentives for utilities to sell electricity that is derived from renewable sources and is driven by incentive linked production targets that are set by governments. These targets are set at levels that increase over time and, in the UK, continue for at least the next twenty years. Whilst it is generally held that these target are unlikely to be met and therefore that the market for renewable electricity will be in under-supply for the foreseeable future there can be no assurance that the state of under-supply will continue. If the market moves out of a state of under-supply market conditions will change and this would almost certainly negatively impact both pricing and the availability of incentives, which would materially impact the future viability of our proposed business.

In addition, as a result of increasing interest and investment in the development of alternative energy sources, it is expected that there will be significant developments during the next decade. The development and implementation of new technologies may cause an unexpected increase in supply which could adversely impact the under-supply situation referred to above.

B. Risks Related to Supply of Feedstock

The markets in liquid waste biomass feedstock are immature and subject to change.

The supply side of our business plan is based on the principle assumption that we are able to source adequate amounts of waste liquid biomass feedstock at reasonable costs, in adequate quantities and of the right quality. Our plan assumes that we will be able to secure this, in part, by vertical integration into the feedstock supply chain using various techniques described in Item1. Business . While we believe that we will be able to succeed in this vertical integration strategy, there can be no assurance that we will and, if we are unable to deliver against the integration strategy, or put in place alternative supply side strategies, our business plans could be materially affected. Also, the increased demand for of renewable energy could result in increased demand and higher prices for liquid biomass feedstocks which could materially depress our expected gross margin or cause us to be unable to secure supplies either of which would cast significant doubt over the viability of our planned business.

C. Risks Related to the Bio-diesel Industry

The bio-diesel industry is highly dependent on a mix of legislation and regulation (including incentives) and any changes in legislation or regulation could harm our business, results of operations and financial condition.

The viability of the bio-diesel industry currently depends to a large extent on government incentives which cause blenders to need to meet certain proportions of bio-diesel in their blended diesel products for road transport. There can be no assurance that these incentives will remain in force and, if they were removed or reduced, or if the blending targets themselves were to be reduced, this would be likely to materially impact the demand for our bio-diesel products which might impact on the delivery of our business plan.

The viability of renewable electricity generation  is also dependent upon government incentives (albeit different incentive programs) and therefore across our various alternatives revenue streams there is a general reliance upon continued government support for renewable energy and fuels.

The market price of Bio-diesel is highly dependent on the world oil price, which is subject to significant volatility and uncertainty.

To the extent that we chose to include bio-diesel in our product mix risks arise relative to the price at which we are able to sell the product since bio-diesel prices are linked to the world markets in oil. If the price of oil reduces substantially our bio-diesel margins will become depressed and it may not be viable to produce the product.

Alternative fuels are becoming increasingly important in the world economy, causing increasing investment devoted to improvements and development of new fuels and technologies.

As a result of increasing interest and investment in the development of alternative fuel sources, it is expected that there will be significant developments in the industry during the next decade. The development and implementation of new technologies may cause a reduction in the price or use of bio-fuels or result in better alternatives. It cannot be predicted when new technologies may become available, the rate of acceptance of new technologies by competitors and customers, or the costs associated with such new technologies. In addition, advances in the development of alternatives to bio-fuels could significantly reduce demand for or eliminate the need for them. Any advances in technology may require significant capital expenditures to remain competitive.  In addition, they may have an impact on the efficacy of the Company’s operations and future results of operations and financial condition.

Adverse public opinions concerning the bio-diesel industry in general could harm our business.

The bio-diesel industry is new, and general public acceptance of bio-diesel is uncertain, especially in the United States. Public acceptance of bio-diesel as a reliable, high-quality alternative to petroleum diesel may be limited or slower than anticipated due to several factors, including:

•

public perception of the “food versus fuel” debate;

•

public perception that bio-diesel is produced from waste vegetable oil or other lower-quality feedstocks, thereby resulting in lower quality fuel;

•

public perception that the use of bio-diesel will require excessive engine modifications, or that engines running bio-diesel will not reliably start in cold conditions;

•

actual or perceived problems with bio-diesel quality or performance; and

•

concern that using bio-diesel will void engine warranties.

Such public perceptions or concerns, whether substantiated or not, may adversely affect the demand for our bio-diesel, which in turn could decrease our sales, harm our business and adversely affect our financial condition

D. Risks Relating to Environmental Regulations

Our operations are subject to various regulatory schemes, including environmental regulations, and failure to comply with such regulations could harm our business, results of operations and financial condition.

The production of renewable energy and fuels from biomass feedstock is subject to various environmental risks and is subject to applicable regulation and requires licenses to be granted and renewed routinely. Among other things, environmental legislation provides for restrictions and prohibitions on spills and discharges, as well as emissions of various substances produced in association with bio-diesel fuel operations. Legislation also requires that facility sites be operated, maintained, abandoned and reclaimed in such a way that would satisfy applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines, penalties and liability, as well as potentially increased capital expenditures and operating costs. The discharge of pollutants into the air, soil or water may give rise to liabilities to governments and third parties, and may require us to incur costs to remedy such discharge.

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

E. Risks Relating to the Company

The overall macro economic climate of the capital markets will continue to have an adverse impact on the business plan of the Company, which will limit the availability of capital and the development plans and which may limit the opportunity of investors in the Company to realize on their investment.

The major decline in the global capital markets that occurred in 2008 have fundamentally impacted the Company since it was unable to continue with the development of its originally planned Kentucky project and the depth and longevity of the capital market collapse only became clear after substantial investment had already been made in the Kentucky project.

The completion of the planned development of the proposed UK plant is dependent upon further capital being raised and, whilst the management of the Company, is engaged in seeking to raise such capital the depressed state of the capital markets, particularly as it relates to small cap development stage enterprises, persists and creates substantial challenges. Therefore, investors must evaluate an investment in the Company and its developmental success in light of the larger economy and the impact it will have on the Company’s ability to implement its business plan, and ultimately the Company’s ability to survive the economic dislocations that have occurred and are continuing to occur.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The report of our independent auditors dated February 15, 2011 on our consolidated financial statements for the year ended October 31, 2010 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our recurring losses, deficit accumulated during development stage and negative cash flows from operations and our limited cash balances and working capital deficit position.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization plans of our UK bio-diesel plant and other assets. We currently have no sources of financing available and we are unable to earn any revenues at the UK bio-diesel plant without successfully raising new capital. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have a working capital deficit of $2,204,174 as at October 31, 2010, and our ability to continue to operate as a going concern is dependent upon the success of the various short term financing initiatives that we are currently exploring together with the support we are receiving from our creditors.

Currently the Company is engaged in several possible capital raising initiatives to finance the ongoing development of the UK plant.  At this stage there can be no certainty about the outcome of these initiatives or of their impact on the existing capital structure.

The Company is a speculative investment, and investors may lose some or all of their investment in the Company.

We are still in our development stage and still have certain milestones to achieve before we will be prepared to commence operations.

We are currently still in the development stage of our UK plant and we have had to evolve our development strategy for the plant based on market conditions. While we have achieved several important land-marks in our development strategy; we still need to complete several phases in the overall plant development before we will commence operations. These include (a) completing and implementing our vertical integration strategy for feedstock supply which is described herein; (b) installing our proposed energy generation equipment in our planned energy center and testing and proving the efficiency of these generators in situation using our processed liquid biomass feedstocks; and (c) obtaining the necessary approvals to generate electricity and provide it into the power grid; in particular the license to generate Renewable Energy and the associated determination of the award of Renewable Obligation Credits by the UK Electricity Generating Regulator (“OFGEM”).

Our absence of an operating history in commercial volumes, makes it difficult for potential investors to evaluate our proposed business. Therefore, our proposed operations are subject to all of the risks inherent in the initial challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the bio-diesel and waste-to-energy industries in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success.

Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for necessary financing, the provision of necessary feedstock sources, achievement of the principle future milestones referred to above  and the sale and distribution of our bio-diesel fuel and/ or planned renewable electricity on terms that will be commercially viable for us with or without the market being supported by government incentives. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

We have yet to attain profitable operations and because we will need additional financing to fund our activities, there is substantial doubt about our ability to continue as a going concern.

Our ability to complete our development project at the UK plant and then to operate our planned business is fully dependent upon our ability to obtain sufficient financing to continue our planned development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from our operation. We will be required to raise additional funding to fully implement our entire business plan and there can be no assurance that we will be able to raise a sufficient amount of additional funding on terms acceptable to us or at all. Furthermore, there can be no assurance that, even if we are able to raise sufficient funds, that we will be able to obtain enough waste liquid biomass necessary to produce commercially viable quantities of bio-diesel fuel.

Management has no direct experience in operating a commercially viable Waste-to-Energy production facility.

Although the management of the Company has experience in the energy production industry and the bio-energy, it has no direct experience in operating a commercially viable Waste-to-Energy production facility.  Therefore, investors are assuming the risk that this management team may not have fully developed all the aspects of our business plan as may be required or may not be able to implement the business plan as required.

Changes in other regulatory regimes, may have an adverse affect on the efficacy of the Company’s business plan and future results of its operations.

There are many regulatory considerations that the Company will have to consider in regard to its planned operations.  These include energy policy, agricultural policy, zoning requirements and policy, and business development incentives among other things.  The Company also may be affected by environmental, health and safety laws, regulations and liabilities.  Once the Company commences operations, it will be subject to various stringent environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees. In addition, some of these laws and regulations require the facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. It cannot be predicted if the Company will be in complete compliance with these laws, regulations or permits or that it will have all permits required to operate the proposed business.. In addition, the Company is exposed to possibly having to make significant capital expenditures on an ongoing basis to comply with these stringent environmental laws, regulations and permits.

The Company will be subject to potential liability for the investigation and cleanup of environmental contamination of the properties that it owns or operates and at off-site locations where it arranges for the disposal of hazardous wastes..  The Company may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from such properties. Some of these matters may require the Company to expend significant amounts for investigation and/or cleanup or other costs.

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

The hazards and risks associated with producing and transporting liquid biomass products and bio-diesel (such as fires, natural disasters, explosions, abnormal pressures and spills) may result in personal injury claims or damage to property, natural resources and third parties. As protection against these kinds of operating hazards, the Company plans to maintain insurance coverage against some, but not all, potential losses. Coverage is likely to include, but will not be limited to, physical damage to assets, employer's liability, comprehensive general liability, automobile liability and workers' compensation. The Company does not plan on carrying environmental insurance. The occurrence of events which result in significant personal injury or damage to its property, natural resources or third parties that is not fully covered by insurance could have a material adverse impact on the prospects of the Company and future results of operations and financial condition.

We have not currently identified specific future investments or acquisitions within the renewable energy industry and thus cannot evaluate their associated merits or risks.

Our business plan envisages potential merger and acquisition activity both in regard to vertical integration into the supply chain and horizontal integration into new plant developments. Since we are not limited to any particular target acquisition or business combination, we are unable to currently ascertain the merits or risks of any future business in which we may operate. We may complete a business combination in the future with a company in any business we choose in the waste-to-energy industry or an associated vertical integration, and we are not limited to any particular type of business.

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

Although our management team will endeavour to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

We will need to obtain significant capital in order to carry our business plan, and we will not be able to further implement our business strategy unless sufficient funds are raised, which could cause us to discontinue our operations.

We will require significant expenditures of capital in order to commence planned commercial production at our UK plant. We may not be able to raise sufficient amounts from our planned sources. In addition, if we materially underestimate the total amount needed to fully implement our business plan, our ability to continue our business will be adversely affected. Our ability to obtain additional financing is subject to a number of factors, including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned commercial production of bio-fuels at our UK plant or substantially change our current business strategy. In such an event, we intend to continue to implement expense reduction plans and other rescue strategies in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results and prospects, resulting in a possible failure of our business.

F.  Risks Relating to our Common Stock

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

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies and, with unprecedented (in recent times) macro-economic factors negatively impacting capital markets (particularly in the small cap markets), this presents a significant present risk. These market fluctuations may also materially and adversely affect the market price of our common stock.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of interests of existing stockholders.

We are authorized to issue up to 500,000,000 shares of common stock, $0.001 par value per share, and up to 100,000,000 shares of preferred stock, $0.001 par value per share. As of October 31, 2010, 8,329,687 and 8,029,687 shares of common stock we issued and outstanding, respectively.  No shares of preferred stock are issued and outstanding as of October 31, 2010. We therefore have a substantial number of authorized shares of common stock that remain unissued. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

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

We are most likely to need to sell additional shares or securities convertible into shares for required capital needs that could dilute the ownership interest of investors.

We require substantial new capital to fund  the ongoing development plan of our proposed business. If, as we plan, we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock who may experience significant dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by our management may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

If we fail to remain current in our SEC reporting requirements, we could be removed from the OTC Market which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the Over-the-Counter Market (the “OTCQB”), such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely and adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. There can be no assurance that in the future we will always be current in our SEC reporting requirements.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company owns a 147 acre plot of land, our UK industrial site, upon which, we are developing our first waste-to-energy plant. This site is located in the ‘Cambois Zone’ of Economic Opportunity, West Sleekburn near Blyth, North East England, United Kingdom. The Cambois Zone is close to major road and rail connections and is located approximately 2 miles from the deep sea international port of Blyth, offering major logistics opportunities.  The Plant itself is situated on a secure site of 41 acres (“Secure Site”) within the total 147 plot and approximately 20 acres of the Secure Site are developed. The approximately 106 acres of land outside the Secure Site is not developed but may have the potential to be approved for future development in due course.

In late 2007 / early 2008, the Company purchased, in a series of transactions, approximately 437 acres of land on a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky.    In January 2011, we concluded the sale of 220 acres of this 437 acre plot of land. We intend to retain the remaining plot of land for possible future development into a Waste-to-Energy plant and associated infrastructure.

We occupy office premises, which we use as our administrative, management and formal, registered offices, on short term rental arrangements. These arrangements, have been granted by the related party- lease-holders on favourable terms, at the request of the Company during its development phase, in order to assist the Company by (a) reducing costs and risks generally associated with formal leased office arrangements, which it would otherwise need to incur (for example, in terms of avoiding  (i) cost of office furnishing and utilities, (ii) responsibility to pay indeterminate  service charges, local authority taxes and tenants repairs and (iii) taking formal medium or longer term lease contracts with early termination penalties and other  normal tenant obligations) and (b) providing considerable flexibility  through the short term (three month) nature of the rental.

These short term rental payments are set at levels, which provide only partial reimbursement of the costs incurred by the related party lease-holders.

•

One of these offices currently serves as the Company’s registered primary business address and is located at 3 rd Floor, 14 South Molton Street, London, W1K 5QP, United Kingdom, comprising approximately 220 square feet of office space and meeting rooms in central London. The lessee of these premises is the ARM Partnership (Martin Thorp, our Chief Financial Officer, is the Managing Partner of that partnership). Messrs Thorp and Galvin (our Company Secretary and also a partner of ARM) are based in these offices which they use as a base from which to provide their services to the Company. The offices are also used as the registered address of the Company and several of its subsidiaries and as a London base which the Company uses for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £750 (approximately $1,200) per month and is embodied in the consulting agreement between the Company and the ARM Partnership.

•

The other office is located close to the UK Plant, comprising 1,500 square feet of open plan office space, meeting rooms, catering facilities and document storage which is made available to the Company and its UK subsidiaries by its lessor, PCF Solutions Limited (“PCF”), a company which is controlled by Mr Stephen Padgett, our Chief Executive Officer. PCF makes these offices available to the Company and its UK subsidiaries for business meetings in the vicinity of the UK plant. These offices serve as the Company’s principle administration support base and also act as an office base for Mr Padgett. It also serves as a location in which other Company personnel base themselves from time to time and is used as a meeting base. In addition, much of the administrative support for the Company is provided under contract by PCF from this location. The rental charge for use of these premises by the Company and its UK subsidiary is currently set at approximately $1,550 per month and is embodied in the consulting agreements between the Company and its subsidiaries and PCF Solutions Limited.

During the fiscal year ended October 31, 2010, we rented warehouse space for storage of certain STT reactors and other related assets in Lake Havasu City, Arizona.  The rental charge for use of the warehouse was approximately$1,725 per month.  Our obligations under the rental agreement terminated on September 7, 2010, when we completed the sale of those assets held in storage in a transaction to two corporations, in which Mr. Jack Dunigan, a founder and initial shareholder of ours, is a controlling member.

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

Item 4.  [Reserved]

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol FRBE.OB or FRBE.QB. There were no trades in our common stock in fiscal year 2007. Trading in fiscal year 2008 began on December 17, 2007.  The following table sets forth, for the periods indicated, the high and low sales price of our common stock on the OTC Bulletin Board during the last two fiscal years.

As of February 9, 2011, there were approximately 294 holders of record of our common stock.

Period	High	Low
Fiscal Year Ended October 31, 2009
First Quarter	$3.51	$0.55
Second Quarter	$4.45	$1.01
Third Quarter	$3.00	$2.00
Fourth Quarter	$2.00	$0.75
Fiscal Year Ended October 31, 2010
First Quarter	$1.05	$0.20
Second Quarter	$1.95	$0.10
Third Quarter	$0.65	$0.15
Fourth Quarter	$0.25	$0.12

The closing price of our common stock, as reported by the OTC Bulletin Board, on February 9, 2011 was $0.50.

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

Item 6.  Selected Financial Data

Not Required

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Fiscal Years Ended October 31, 2010 and 2009 and for the period from March 9, 2007 (date of inception of our development stage) through October 31, 2010.

7.1. Results of Operations

We have incurred a net loss of $6,548,700 for the year ended October 31, 2010 as compared to a net loss of $15,220,007 for the year ended October 31, 2009.  The general level of costs incurred in the year ended October 31, 2010 was at a significantly lower level than in the year ended October 31, 2009, as we focused our activity in 2010 on the development of our planned Waste-to-Energy plant on the UK industrial site that we purchased in 2009 and eliminated costs previously associated with development projects in the US. In 2010 our development activity at the plant was more advanced and focused on lower cost projects and, in addition, we benefitted from significant levels of miscellaneous profit of approximately $1.2m arising from the sale of surplus infrastructure as we worked on re-zoning the industrial site in line with our plans, which released surplus material and infrastructure for sale.

We have incurred a net loss of $26,999,277 for the period from inception of our development stage (March 9, 2007) through to October 31, 2010.  Of these losses $6,677,688 was incurred in the form of non-cash compensation and costs (stock and share warrant issuances for services and impairment of assets).

Revenues and Future Plans Regarding the Development of our UK Plant

We generated revenues, for the first time, of $3,201,412 in the year ended October 31, 2009. These arose primarily from the sale of bio-diesel produced in our UK plant during the testing and commissioning process subsequent to our acquisition of that plant in April 2009.

We completed the satisfactory commissioning and testing of our bio-diesel plant in the year ended October 31, 2009, but we concluded that we would not produce any more bio-diesel until we have developed our liquid waste biomass feedstock supply strategy to the point where we consider that we have access to such feedstock in the volume required and at costs which underpin a healthy gross margin.

This short period of revenue generation was an integral part of our development activity and does not constitute a change from our development enterprise stage.

We have made significant progress towards implementing our feedstock supply strategy during 2010 and are focused on vertically integrating into the waste liquid biomass feedstock supply chain through (i) joint venture, alliance, merger and/or acquisition of existing waste liquid biomass supply chain businesses; and (ii) the establishment of a virgin oil crush plant on our site which will enable us to sell virgin oils into the food processing industry and back-haul the resultant waste oils to use as liquid biomass feedstock. In addition, during 2010 we have reclaimed a large area of the UK plant infrastructure (waste liquid biomass processing and storage facilities) and are ready to use this reclaimed infrastructure to expand the existing on-site waste liquid biomass processing and handling plant, which is an area in which we have considerable know-how (gained from the acquisition of the UK bio-diesel plant and associated know-how and certain key employees).

Further, during 2010, we concluded that, given the exposure of the price of bio-diesel to oil prices, it would be wise to diversify our planned revenue cycle so as to be able to produce (a) renewable electricity and/or (b) bio-diesel, both from waste biomass feedstock. The option to produce renewable electricity on site arose because of clarification in legislation around the availability of Renewable Obligation Credits for electricity generated from waste liquid biomass feedstock and the ease with which we are able to export electricity into the power grid due to our electricity sub-station located on our site.

In summary, we will not complete our development stage and commence commercial levels of revenue generation (from either or both the sale of bio-diesel or renewable electricity) until (i) we have concluded negotiations with third parties, currently in progress, to acquire access into the waste liquid biomass supply chain in line with our stated vertical integration strategy and (ii) we have raised adequate capital to enable us to complete the improvements and re-zoning work at the UK plant site so as to be able to (a) handle the storage, processing and pre-treatment of waste liquid biomass in the volumes required for production; and (b) implement our supply chain integration strategy, both to the extent required to commence production in commercially sensible volumes.

Further, as regards our plans to produce renewable electricity (but not bio-diesel) on our site we need to (a) acquire and install our chosen generator plant in our reclaimed energy plant building, which will require further capital and also a period of testing and potentially modifying the generator plant to be satisfied that it operates effectively with our in-house processed feedstock; and (b) finalize the process, already commenced and partly achieved, to obtain the necessary permits and licenses to produce renewable electricity on the site.

While all of the matters referred to above are progressing in line with our current plans to enable us to commence revenue generation in the summer of 2011, until such time, if ever, as we (a) obtain access to the capital that we require to complete the capital works described above and also to finance the working capital needs of the future planned business and (b) we satisfactorily complete the open steps in the UK plant development project set out above; there can be no certainty that we shall be able to commence production in viable volumes to create a profitable enterprise.

Development Costs at the UK Plant Site

We have incurred and are incurring substantial costs in the development of the UK plant that we acquired in April 2009. These costs, which we have written off in the Consolidated Statement of Operations comprise mainly of costs incurred in connection with the various activities described in the forgoing section entitled Revenues and Future Plans Regarding the Development of our UK Plant.

Total costs (reported as losses incurred) in the ongoing development of the UK plant amounted to $ 2,693,189 in the year ended October 31, 2010 compared to $4,343,42 in the year ended October 31, 2009. These costs are expenses in the consolidated statements of operations. Since inception (March 9, 2007) through to October 31, 2010, total investment made in the UK plant development project, which has been written off in the consolidated statements of operations have amounted to $7,036,531.

During the year ended October 31, 2009 we conducted extensive testing and commissioning work at the UK plant, on the installed bio-diesel plant, which was part of the infrastructure acquired on acquisition. The revenues that we reported in that period were generated during the testing and commissioning of that bio-diesel plant and were at a low volume compared to the potential production capacity of the plant and therefore they did not cover fixed and variable plant operating costs, further they did not cover the direct costs of sale (mainly production labor, feed stock costs and energy costs) because of various identified production efficiency, volume and purchase price variances that we experienced (and corrected) during the initial test and commissioning period. The resultant ‘gross loss’ of $1,009,685, together with plant overhead costs amounting to $1,161,783 and indirect labor and administrative costs at the UK plant amounting to $2,171,874, represent a total investment in development activities at the UK plant of $4,343,342 made during the year ended October 31, 2009.

During the year ended October 31, 2010, less investment was required to support the development project at the UK plant because the relatively high costs involved in testing and commissioning of the bio-diesel plant were not required to be repeated.

Operating loss

The main components of the recorded operating loss during the fiscal years ended October 31, 2010 and 2009, and for the period from March 9, 2007 (date of inception) through October 31, 2010 were as follows:

		Years ended October 31,		Period from inception (March 9, 2007) to October 31,
	Note	2010	2009	2010
Losses in UK Plant
Gross Loss in UK plant	1	$-	$995,275	$995,275
Indirect Plant overhead costs	1	705,468	1,161,783	1,867,251
Indirect labor and administrative expenses in UK plant	1	1,987,721	2,186,284	4,174,005
		$2,693,189	$4,343,342	$7,036,531

Operating Costs and Expenses (excluding UK Plant)
Professional fees	2	$562,891	$851,661	$2,065,300
Contractors, payroll and administrative expenses	3	1,059,826	2,466,338	6,574,847
Consulting expenses	4	97,446	1,234,397	1,990,000
STT overhead costs	5	177,745	231,432	409,177
Travel and accommodation expenses	6	138,421	401,677	1,201,207
Occupancy, communications and other central group overheads	7	234,906	293,855	702,152
		$2,271,235	$5,479,360	$12,942,683

Non Cash Items charged
Fair value of warrants issued to director, employee and contractors for services	10	$197,621	$1,867,366	$2,064,987
Fair value of shares issues for professional services	10	42,167	179,667	221,834
Asset impairment loss	11	-	3,649,879	4,457,103
		$239,788	$5,696,912	$6,743,924

		$(5,204,212)	$(15,519,614)	$(26,723,138)

Loss on sale of STT assets	8	(3,400,382)	-	(3,400,382)
Subsidy received	9	279,085	-	279,085

Loss from Operations		$(8,315,509)	$(15,519,614)	$(29,844,435)

Certain reclassifications have been made between cost and expenses line items in the table set out above compared to the line item presentation in the comparable table in the Financial Statements accompanying the Form 10K filed in respect of the year ended October 31, 2009 to better summarise, categorize, compare and describe the composition of costs incurred.

Notes to the Operating Loss Analysis Table

1. “Development Costs in UK Plant” represents costs incurred in the ongoing development activities associated with the UK plant and the planned business to be conducted thereon and have been written off in the Consolidated Statement of Operations. These development costs are further described in the section entitled Development Costs at the UK Plant Site set out above.

2. “Professional Fees” is mainly composed of compliance, legal, audit and financial and acquisition related advisory fees. The decrease of $288,770, from $851,661 incurred in the year ended October 31, 2009 to $562,891 the year ended October 31, 2010, mainly relates to the level of potential and actual merger and acquisition and corporate finance activity incurred in the year ended October 31, 2009, which was less prevalent in the year ended October 31, 2010 when most of our activity was focused on the development of the UK plant project.

3. “Contractors, payroll and administrative expenses (excluding UK Plant)” represents, from inception, the cost of employed and contracted labor engaged primarily in several areas of group activity including (a) compliance, board and administration, (b) merger and acquisition activity, which includes acquisition search and identification, due diligence, negotiation, post deal integration and stabilisation and all related corporate finance activity, (c) activity around the acquisition and development of the Company’s originally conceived, but now cancelled,  green field development site in Kentucky; (d) activity associated with our STT technology acquisition and (d) activity around the development of the acquired UK plant.

Since inception (March 9, 2007) and up until October 31, 2010 we have incurred total costs in respect of Contractors, payroll and administrative expenses amounting to $6,574,847. In the year ended October 31, 2010 total costs of Contractors, payroll and administrative expenses amounted to $1,059,826 compared to $2,466,338 in the year ended October 31, 2009. The significant reduction reflects the main focus on the UK plant project during the year ended October 31, 2010. This principally singular focus enabled us to secure a substantial reduction in our overall level of central payroll, cost of contractors and administrative costs.

4. “Consulting Expenses” decreased substantially (by $1,136,951) in the year ended October 31, 2010, when such costs amounted to $97,446, compared with a level of $1,234,397 in the year ended October 31, 2009, and $1,990,000 for the period from inception (March 9, 2007) to October 31, 2010. The significant decrease arose mainly as a result of significant fees payable to third party consultants and advisory firms in connection with identifiable and specific project related acquisition and corporate finance activities during the year ended October 31, 2009, which were not incurred in the year ended October 31, 2010 when most of our activity was focused on the development of the UK plant project.

5. “STT overhead costs” relate to the post acquisition maintenance costs of the STT technology and patents acquired from Kreido in March 2009, including patent protection and storage of the acquired reactors and related assets. In line with our strategic decision to focus activities around the UK plant until its development is complete and it commences commercial operation, we decided to focus our initial plans for the STT technology in its application within the liquid biomass processing plant at our UK site; and accordingly during the year ended October 31, 2010 we decided the dispose of most of the STT reactors and associated plant that we acquired when we purchased the technology and assets from Kreido and which we had retained in storage since then. On September 7, 2010 we sold these surplus STT reactors as part of a bundle of related transactions. As a result of streamlining our STT activities and blending them into the UK plant development project we have reduced the level of STT related costs from $231,432 incurred in the year ended October 31, 2009 to $177,745 in the year ended October 31, 2010. Aggregate STT overhead costs incurred from March 9, 2007 to October 31, 2010 amounted to $409,177.

6. “Travel and accommodation costs” relate mainly to the travel and accommodation costs incurred in connection with the activities described in note 3 above. These costs were substantially reduced in the year ended October 31, 2010 ($138,421) when compared to October 31, 2009 ($401,677) and to the aggregate level from inception ($1,201,207). The reduction is a consequence of the reduction in costs arising from focusing our group activity on the UK plant development project, as described in note 3.

7. “Occupancy, communications and other central group overheads” decreased from $293,855 to $234,906 in the years ended October 31, 2009 and 2010, respectively. The reduction is a consequence of the reduction in costs arising from focusing our group activity on the UK plant development project, as described in note 3. Occupancy, communications and other central group overheads amounted in the aggregate to $702,152 in the period from inception (March 9, 2007) to October 31, 2010.

8. Loss on sale of STT assets

In March 2009 we acquired, by way of asset purchase from Kreido Biofuels Inc., the patents and rights and know-how associated with proprietary technology developed by Kreido known as STT. We also acquired a number of completed and partly completed STT reactors and ancillary specialist equipment.

On September 7, 2010, we entered into a series of agreements with certain companies (the ‘STT Purchaser’) that are owned and controlled by a former employee of our US Kentucky subsidiary, Mr Jack Dunigan. Mr Dunigan is a founder shareholder of our Company and owns approximately 3% of our issued common share capital. Under these agreements the STT Purchaser acquired all of the surplus STT assets. We retained the reactors that we plan to incorporate into the UK plant and all rights or ownership in the STT patents and technology.  In addition the STT Purchaser has been granted an exclusive license (“License”) to use the STT technology and related patents and to sell and manufacture the STT system in the United States, for an initial term of five years.

The aggregate consideration payable under the Agreements is $359,135 of which (a) $180,000 was paid in cash; (b) $110,936 was settled by the assumption by the Purchasers of certain of the Company’s third party payables of, and (c) $68,200 was settled by Mr. Dunigan waiving amounts due to him under his employment contract with Four Rivers, which employment agreement was also terminated by mutual accord. In addition we assigned the rights to an existing sales contract that had been negotiated with third party customers in relation to STT sales which could generate future revenues.  In addition we are entitled to receive future amounts from the STT Purchaser in the event that its business activities are successful, specifically.

The aggregate book value of the non-core STT assets sold to the Purchasers was approximately $3.7 million. This amount materially exceeds the aggregate consideration received under the transactions resulting in a loss of approximately $3.3 million.  Despite the loss, the management of Four Rivers considered that the transaction was extremely beneficial, since it resulted in a significant improvement in our cash position, a reduction in short term creditors position, a realization of assets that are not core to our ongoing strategy (while retaining those assets core to its strategy and operations), a reduction in its overhead costs and a strategic interest in the business of the Purchaser.

9.  Research & Development -Tax Credit

On May 24, 2010 the Company’s UK subsidiary which is conducting the development of the UK plant and site was awarded a Research and Development Tax Credit by the UK Government. Such credits are awarded to businesses which incur labor costs in carrying our research and development work and we satisfied the UK Government that our activities on the UK site in the year ended October 31, 2009 qualified us to receive such credit. Research and Development credits are off-settable against payroll withholding taxes. We decided that it is inappropriate to record such credits until they are awarded and then to record them on the date of award, hence the credit which arose in relation to our activities in the year ended October 31, 2009 is recorded as ‘other income’ in the year ended October 31, 2010 (when the credit was actually awarded). We intend to make a further application for this type of grant (and others that may be available from time to time) and, accordingly will prepare and submit a Research and Development Grant application for the year ended October 31, 2010. The amount, if any, of the grants to be awarded cannot be judged with reasonable certainty at this time and is therefore not recorded in the consolidated financial statements.

10. Non-Cash Items Charged:

We have incurred certain costs and expenses which have been defrayed by the issuance of shares and share warrants rather than cash. In the year ended October 31, 2010 the charge recorded in our financial statements relating of costs defrayed by the issuance of stock and stock warrants amounted to $239,788, which compares to the aggregate of such amounts recorded in the year ended October 31, 2009 of $2,047,033 and the aggregate amount recorded since inception (in the period March 9, 2007 to October 31, 2010) which amounted to $2,286,821.

Transactions in the year ended October 31, 2009:

(a) On April 6, 2009, the Company granted a total of 200,000 common stock warrants to BlueCrest Strategic Limited as compensation for various services in connection with the formation of the holding company structure and with the acquisition of the UK Plant site which was acquired in April 2009. The warrants have an exercise price of $8.00 per share and expire if unexercised on December 31, 2012. The warrants vested upon grant. We recorded an expense of $463,083 at the date of vesting in the year ended October 31, 2009. This charge related to the fair value of the warrants, using the Black-Scholes model.

(b) On November 19, 2008, the Company granted an aggregate of 625,000 warrants to certain officers, consultants and employees as compensation for consulting and advisory services. The warrants have an exercise price of $2.45 per share and expire, if unexercised, on November 19, 2015. The warrants vested upon grant. We recorded an expense, during the year ended October 31, 2009 of $1,404,283 related to the fair value of these warrants, using the Black-Scholes model.

(c) On October 14, 2009 the Company issued an aggregate of 216,667 shares of common stock, valued at $179,667, for investor relations and financial advisory consulting services. The shares were valued on the market price of the Company’s common stock.

Transactions in the year ended October 31, 2010:

(a) During the year the Company issued 108,331 shares of its common stock, valued at $42,167, to Corporate Profile LLC, the Company’s retained investor relations advisor, for services rendered under an original agreement dated October 1, 2009.  The Company expenses the charge for the shares on a monthly basis in line with the terms of the agreement.

(b) On August 2, 2010, the Company approved the grant of warrants to purchase an aggregate of 400,000 shares of the Company’s common stock to DT (North East) LLP as compensation for consulting services to be provided. The warrants vested upon grant, are exercisable at an exercise price of $0.15 per share and will expire on August 2, 2013. During the year ended October 31, 2010 we have recorded an expense of $53,519 related to the fair value of the warrants that vested, using the Black-Scholes model.

(c) On April 22, 2010, the Company approved the grant of warrants to purchase an aggregate of 700,000 shares of the Company’s common stock to certain executive officers and directors of the Company. Of this amount, warrants to purchase an aggregate of 650,000 shares of common stock were awarded to individuals acting in their capacity as consultants and warrants to purchase 50,000 shares of common stock were awarded to a director of the Company. The warrants are exercisable at an exercise price of $0.47 per share and will expire 7 years from the date of vesting. The warrants vest as follows: one-third of the warrants vest immediately upon grant and the balance vests in three equal annual instalments commencing on October 31, 2010. Compensation expense related to the employee warrants will be recorded over the vesting periods, based on the grant date fair value of $22,269. Compensation expense related to the consultant warrants will be recorded over the vesting periods, based upon the fair value of the warrants at each vesting period. During the year ended October 31, 2010 we have recorded an expense of $137,703 related to the fair value of the warrants that vested during that period, using the Black-Scholes model.

(d) On April 22, 2010, the Company approved the modification of existing warrants to purchase an aggregate of 625,000 shares of the Company’s common stock to certain executive officers of the Company. These warrants were awarded to individuals acting in their capacity as consultants. The modified warrants are exercisable at an exercise price of $0.47 per share and will expire 7 years from the date of vesting. The warrants vest as follows: one-third of the warrants vest immediately upon grant and the balance vests in three equal annual instalments commencing on October 31, 2010. Compensation expense will be recorded over the vesting periods, based on the incremental value of the modified warrants at each vesting period over the fair value of the original warrants (which was calculated immediately before modification). During the year ended October 31, 2010 we have recorded an expense of $6,399 related to the fair value of the warrants that vested during that period, using the Black-Scholes model.

11. Asset Impairment losses

The Company has incurred asset impairment losses since its inception on March 9, 2007 and up to October 31, 2010 as follows:

Year Ended October 31, 2010

We did not record any asset impairment loss in the year ended October 31, 2010 since there was no evidence as of October 31, 2010 to suggest that any impairment had occurred.

Year Ended October 31, 2009

During the year ended October 31, 2009 the Company reviewed the capitalized construction costs of the originally proposed Kentucky plant in light of the Company’s decision to abandon the proposed Kentucky plant, in the wake of the collapse of the global capital markets in 2008 and the unavailability of substantial capital required for the originally proposed Kentucky project in 2007, and to attempt to sell the underlying Kentucky land.  The Company concluded, based on this change of strategy, that these capitalized costs were no longer of value.  As a result, we recorded an impairment charge of $1,538,640 during the year ended October 31, 2009 to eliminate these Kentucky project capitalized costs.

Based upon a further valuation of the Kentucky land carried out on January 28, 2010, the Board concluded that it was appropriate to record an additional impairment charge of $2,111,239 at October 31, 2009, resulting in the land’s book value carried in the Consolidated Balance Sheet as of October 31, 2009 standing at $3,700,000 which was the then fair (appraised) value less estimated costs to sell.

Other Income and Expense

The Company incurred other income and expense in the years ended October 31, 2009 and 2010 and in the period from inception (March 9, 2007) up to October 31, 2010 as described below:

Interest Income

In the period from March 9, 2007 until October 31, 2010 total interest income earned amounted to $561,510.  Interest income was $1,312 and $83,536 for the year ended October 31, 2010 and 2009, respectively.  The general trend in reducing interest income reflects the reduction in cash balances as available cash resources are spent on the development project activities undertaken by the Company.

Gain on Forgiveness of Debt by former Director

In the year ended October 31, 2008, the Company recorded a gain of $296,714 due to the forgiveness of debt due to a former director of the Company in connection with the completion of the December 2007 reverse merger transaction.

Sale of Scrap Materials at UK Site

On acquisition of the UK plant and industrial site in March 2009 we identified considerable surplus infrastructure on the site. These included surplus stainless steel, copper wire and other valuable materials embedded in surplus infrastructure as well as certain items of plant which were embedded into the plant infrastructure and were surplus to our requirements. During the years ended October 31, 2009 and October 31, 2010 we carefully removed such surplus materials, as we re-zoned the plant site and prepared it for our own intended application, and sold them on the open market. We earned gross cash receipts from this activity amounting to $ 2,344,432 in the year ended October 31, 2010 and $ 218,955 in the year ended October 31, 2009. In total we generated $2,563,387 in the period from inception (March 9, 2007) up to October 31, 2010. While there is still some further value to be extracted as we move towards completing the re-zoning of the UK plant site, we do not believe that the amounts received in the year ended October 31, 2010 will be obtainable in future years. We have offset the direct cost of labor and materials involved in extracting and selling the surplus materials and any carrying value recorded in the financial statements relative to the scrapped materials, against the sales proceeds in calculating “Gain on the sale of scrap and surplus assets” included in ‘Other Income and Expense’ in the ‘Consolidated Statements of Operations’, resulting in a gain arising from sale of scrap and surplus assets in the year ended October 31, 2010 of $1,257,063, compared to $218,955 in the year ended October 31, 2009 and $1,476,018 in the period from inception (March 9, 2007) to October 31, 2010.

Miscellaneous other items included in ‘Other Income and Expense’

In the year ended October 31, 2010 we recorded various miscellaneous items of income and related costs which arose from (a) some relatively minor licensing and rental income derived from our STT assets amounting to $59,177; (b) the sale of residual stock and work-in-progress amounts held at the UK site after the period of test and commissioning production activity, resulting in net income of $77,450. No comparable income was recorded in any period.

In addition we incurred interest expense of $11,092 in the year ended October 31, 2010 and $2,884 in the year ended October 31, 2009. We incurred interest expense in the period from March 9, 2007 (date of inception) to October 31, 2010 amounting to $18,610.

7.2. Purchase of Fixed Assets

During the year ended October 31, 2010 the Company did not make any material fixed asset acquisitions, since its activities were focused upon the development project around the UK plant and industrial site that it acquired in April 2009.

During the year ended October 31, 2009, the Company made two principal asset acquisitions as follows:

Acquisition of STT Assets:

On January 28, 2009, the Company, entered into an asset purchase and other related agreements with Kreido Biofuels, Inc., a Nevada corporation (“Kreido”), to acquire identified assets owned by Kreido, including certain machinery and intellectual property rights relating to the STT® technology developed by Kreido. The Company plans to use the STT® technology in its UK plant for the production of bio-diesel fuel and other by-products. The transaction closed on March 5, 2009. The aggregate cost of the assets was $4,681,269. Consideration paid included $2,797,210 in cash and the assumption of certain payables, issuance of 1,200,000 shares of the Company’s common stock (of which 300,000 shares are held in escrow as contingent consideration) and a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $8.00 per share with an expiration date of March 5, 2014. The warrant provides for anti-dilution adjustment in limited circumstances and piggyback registration rights with respect to the underlying shares of common stock. The Company also incurred direct acquisition costs of $744,724, related to finders’ fees and legal fees. On September 7, 2010, as described above, we sold a substantial amount of the STT assets (see Section 9 – Loss on sale of STT assets).

Acquisition of UK Industrial Site to Develop into our First Waste-to-Energy Plant:

On April 6, 2009, the Company signed a series of related agreements for the acquisition of an industrial site and plant infrastructure which included an operational bio-diesel plant, approximately 147 acres of land (including 47 acres upon which the industrial site is located and the remaining 100 acres is surrounding green field land, zoned for possible future development) and other assets located near Blyth, Northumberland, in North East England. The acquisition was made from an administrator appointed over the previous owner and developer of the acquired assets, under the terms of a “pre-packaged” acquisition agreement out of said insolvency.

The total cost of the acquisition of the assets was $804,623, which was allocated to plant and equipment based on relative fair values. Aggregate cost is comprised of cash paid of $399,627 plus direct acquisition costs of $404,996. Acquisition costs consist of finders’ fees and legal fees.

Prior Years Capital Expenditure Regarding the Originally Conceived Kentucky Project:

Our original plan was to purchase land in Kentucky and construct a differentiated integrated BioEnergy plant on that land. This original project had a projected capital cost of approximately $350 million. In early 2008 we acquired the Kentucky land and we commenced activity on the site to develop the planned plant. However with the advent of the capital markets crash in 2008 it became apparent that we could not raise the substantial amounts of capital required to complete the plant and we subsequently decided to abandon the original plans, put the Kentucky land up for sale and concentrate our resources on seeking to find distressed assets at a deep discount to cost which we could then develop, with a more modest capital outlay, into waste-to-energy and Biofuels plants (leading to the asset bundle acquisitions referred to above).

Following the decision to curtail the Kentucky project and attempt to sell the Kentucky land, we recorded an impairment loss of $1,538,640 and $275,000, respectively, in the years ended October 31, 2009 and 2008 in respect of the Kentucky project costs that we had previously capitalized. In addition, with the general decline in land values, in the years ended October 31,  2009 and 2008 we recorded value impairment losses in the amounts of  $2,111,239 and $532,224,224, respectively, to reflect a decline in value of the Kentucky land based on independent appraisals.

Certain parcels of land acquired during the year ended October 31, 2008 were financed by deferred consideration amounting to $600,000.

Other Purchases:

During the period from March 9, 2007 (date of inception) through October 31, 2009, the Company purchased property and equipment on credit and automobile loans of $40,821 with 24 monthly payments of $1,908, comprised entirely of automobiles, costing $48,132.

7.3. Liquidity and Capital Resources

At October 31, 2010 the Company had cash balances of $86,609 and working capital deficit of $2,204,176, compared to $1,399,437 and $453,513, respectively at October 31, 2009.  We reported total stockholders’ equity at October 31, 2010 amounting to $2,804,939, compared to $9,577,290 at October 31, 2009.

Within our working capital deficit, we had current liabilities of $2,450,618 which  comprised (a) $1,092,896 of payables and accruals arising out of the activities at our UK plant, (b)$540,000 being the balance due under a promissory note relating to the purchase of part of our Kentucky land, (c) $339,985 being compensation payable to our directors, officers and certain key contractors and employees, which, by agreement with them has been deferred and (d) $477,737 being other payables and accruals. Most of the short term creditors included above have agreed to informal (not necessarily binding) agreements to defer payment since they are aware of our overall asset base, but we are reliant on the ongoing goodwill and support of them ahead of anticipated finance raisings referred to below.

The Company requires significant new capital in the near future to continue its development plans at its UK Plant to the point of production as summarized in the section entitled “Revenues and Future Plans Regarding the Development of our UK Plant” above.

While the recent partial sale of its surplus Kentucky land and STT assets and the cash realized from the sale of scrap materials at its UK site reduce the amount of new capital required.  However, they do not eliminate it. Management has been and is continuously active, with its advisers, in various initiatives to raise cash including initiatives to raise capital by way of the issuance of new debt and/or equity capital instruments. There can, however, be no certainty that we will succeed in raising adequate amounts of capital to complete the UK plant, particularly in light of the ongoing depressed state of the global capital markets, especially for development stage enterprises. Even if financing is available, it may not be on terms that are acceptable to the Company.

7.4. Sources and Use of Cash Funds since Inception of our Development Stage

Since inception, the Company has financed itself primarily by the sale of equity securities. The Company raised $2.2 million on March 26, 2007, approximately $22.8 million (net of issuance costs) on December 4, 2007, and approximately $1.6 million (net of issuance costs) on July 30, 2008, by way of three separate private placements of shares of common stock. In addition the Company has raised $1.10 million in the form of loans secured against its Kentucky land, of which $60,000 has been repaid in the period up to October 31, 2010.

Therefore, aggregate cash funds raised by way of equity and debt (net of loan repayments) financings since inception up to October 31, 2010 have amounted to approximately of $27.7 million. We have set out below an analysis which shows how these funds have been invested (including group payroll and overhead allocated by caption based on activity):

(a) The acquisition of the land in Kentucky and various costs associated with improvements made to the land for its initial proposed purpose, together with initial costs associated with the planned construction of a bio energy plant on that land and direct contractors costs allocable to the proposed Kentucky project amounted in total to approximately $12.0 million in cash outflow.

(b) The acquisition of the STT related assets from Kreido Biofuels, together with subsequent costs incurrent in protecting the acquired STT assets has incurred cash outlay of approximately $3.5 million.

(c) The acquisition, of the UK industrial site, which comprised various assets including 147 acres of land, a biomass processing plant and a bio-diesel plant together with substantial industrial site infrastructure and buildings; together with the subsequent re-development of the site (currently work in progress) into a proposed integrated waste to energy plant, has involved cash investment of approximately $7.5 million.

(d) Corporate Finance and Merger and Acquisition activity has involved approximately $3.5 million of cash investment.

(e) Compliance, legal and audit costs amounted to approximately $1.3 million; and corporate executive costs aggregated to approximately $0.5 million.

(f) Interest income received amounted to of $0.6 million.

At October 31, 2010, we had current assets of $246,443, comprised of (a) cash of $86,610, (b) inventory, primarily of feedstock at our UK plant of $21,018 and (c) various prepaid expenses, sundry receivables and advances of $138,815.

Our current liabilities at October 31, 2010 amounted to $2,450,617 and a more detailed analysis of this sum is set out in the “Liquidity and Capital Resources” section above.

At October 31, 2009, cash balances amounted to $1,399,437 and other current assets amounted to $532,381; current liabilities amounted to $2,385,331.

Cash used in “Operating Activities”

‘Operating Activities’ comprise costs incurred, during our ongoing development stage, in the various project and activity areas set out in the section entitled “Sources and Use of Cash Funds since Inception” above which are not capitalized and are therefore expensed in our Consolidated Statement of Operations.

Aggregate cash invested in these operating (development) activities during the year ended October 31, 2010 amounted to $3,634,426, compared to $9,158,729 for the year ended October 31, 2009, and $16,727,414 for the period from March 9, 2007 (date of inception) through October 31, 2010.

The reduction in cash invested in operating (development) activities in the year ended October 31, 2010, compared to the comparable amount in the year ended October 31, 2009, is due to (a) the fact that in 2010 there was singular focus on the development plans at the UK site and (b) the development stage of the UK plant has become more advanced and, accordingly, those relatively costly early stage activities, such as testing and commissioning the plant, were not incurred in the year ended October 31, 2010.

Cash Flows from “Investing Activities”

‘Investing Activities’ primarily comprises the cost of property, plant and equipment and capitalised project costs incurred, mainly on our Kentucky project. In addition we obtained cash inflows from ‘investing activities’ primarily associated with the sale of surplus assets that we acquired within asset purchases that we made,.

During the year ended October 31, 2010 the Company obtained net cash from investing activities amounting to $1,909,213, mainly comprised of the net cash released from the sale of surplus assets, mainly at our UK plant where the reconfiguration of the originally acquired industrial site has released substantial surplus infrastructure which we have sold for cash.

During the year ended October 31, 2009 the Company used $5,057,841 in investing activities primarily associated with the acquisition of the STT assets and the UK bio-diesel plant and associated assets.

During the year ended October 31, 2008, the Company used net cash in investing activities of $6,818,103 in connection with the purchase of property, plant and equipment (primarily land) and capitalized project costs incurred in the early stages of development of the originally proposed Kentucky project.

During the period from March 9, 2007 (date of inception) through October 31, 2010, the Company used net cash in investing activities of $10,590,199.

Cash Provided by Financing Activities

No cash was received from financing activities in the years ended October 31, 2009 and October 31, 2010 (other than a loan of $500,000 secured on part of our land in Kentucky, which has been repaid subsequent to October 31, 2010); due primarily to the materially adverse state of the global capital markets.

During the year ended October 31, 2008, the Company received net cash provided by financing activities of $24,460,586 as a result of private placements completed on December 4, 2007 and July 30, 2008.  During the year ended October 31, 2007, the Company received net cash provided by financing activities of $2,000,000 as a result of a private placement completed on March 26, 2007.  During the period from March 9, 2007 (date of inception) through October 31, 2010, the Company received net cash provided by financing activities of $26,460,586 from private placements and $1.1 million in the form of secured loans.

7.6. Going Concern

The Company requires significant new capital in the near future to continue its development plans at its UK Plant to the point of production as summarized in the section entitled “Revenues and Future Plans Regarding the Development of our UK Plant” above.

While the recent partial sale of its surplus Kentucky land and STT assets and the cash realized from the sale of scrap materials at its UK site reduce the amount of new capital required, they do not eliminate it. Management has been and is continuously active, with its advisers, in various initiatives to raise cash including initiatives to raise capital by way of the issuance of new debt and/or equity capital instruments.

There can, however, be no certainty that we will succeed in raising adequate amounts of capital to complete the UK plant, particularly in light of the ongoing depressed state of the global capital markets, especially for development stage enterprises. Even if financing is available, it may not be on terms that are acceptable to the Company; further, since the Company is in a development stage and there are certain uncertainties associated with the operational and commercial viability of the proposed development there is no assurance that, even with financing, the Company will be able to achieve its goals.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses for the period from March 9, 2007 (date of inception) through October 31, 2010 of $26,999,277. The Company has negative cash flows from operations since inception of $16,727,414 and has an accumulated deficit of $26,999,277 at October 31, 2010. The limited revenues that it has recorded were only for a relatively short period in 2009 whilst it was testing and commissioning its UK bio-diesel plant on a trial basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to enable it to successfully complete its planned Integrated Waste-to-Energy project and commence its planned operations.

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

Although we have now largely completed commissioning and testing the plant to our satisfaction, we will not be able to produce and therefore sell bio-diesel in commercially viable quantities until we raise extra sufficient amount of capital or lines of credit to acquire the feedstock required to produce bio-diesel in such quantities. We are currently negotiating with various parties to obtain access to such capital but there can be no certainty about the outcome of such negotiations. Until such time, if ever, as we obtain access to such capital it is uneconomic to run the plant and we are holding it in a state of readiness to commence commercial scale production at some future date. Consequently, the Company will remain as a development stage entity until it is confident that the Plant is capable of producing bio-diesel at specified certification consistently, in large volumes, across a wide distribution of customers. The Company has not generated material revenues to date and has incurred significant expenses and has sustained losses.

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

Recent accounting pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company does not expect the adoption of provisions of ASU 2010-10 to have a material effect on the Company’s financial position, results of operations or cash flows.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The adoption of this ASU did not have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). In April 2010, the FASB issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.   After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-18 “Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.”  ASU 2010-18 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  ASU 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010.  The adoption of ASU 2010-18 did not have an impact on its financial condition, results of operations, or disclosures.

In May 2010, the FASB issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not Required.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 8.  Financial Statements

FOUR RIVERS BIOENERGY INC.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of October 31, 2010 and 2009	F-3

Consolidated Statements of Operations  for the Years Ended October 31, 2010 and 2009 and for the period from March 9, 2007 (date of inception) through October 31, 2010 and the period from March 9, 2007 (date of inception) through October 31, 2009

F-4

Consolidated Statements of Stockholders’ Equity for the period from March 9, 2007 (date of inception) through October 31, 2010	F-5

Consolidated Statements of Cash Flows for the Years Ended October 31, 2010 and 2009 and the for the period from March 9, 2007 (date of inception) through October 31, 2010 and the period from March 9, 2007 (date of inception) through October 31, 2009

F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Four Rivers BioEnergy Inc.

London, United Kingdom

We have audited the accompanying consolidated balance sheet of Four Rivers BioEnergy Inc. and its wholly owned subsidiaries (the "Company") (a development stage company) as of October 31, 2010, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended October 31, 2010 and for the period from March 9, 2007(date of inception) through October 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of the Company for the period from inception (March 9, 2007) to October 31, 2009 were not audited by us. Those statements were audited by other auditors whose report, dated February 16, 2010, except for Note 15, as to which the date is February 15, 2011, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from inception (March 9, 2007) to October 31, 2009 reflect a net loss of $20,450,577. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from March 9, 2007 (date of inception) through October 31, 2009, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit , the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Four Rivers BioEnergy Inc. and its wholly owned subsidiaries (a development stage enterprise) as of October 31, 2010, and the results of their operations and their cash flows for the year ended October 31, 2010, and for the period from March 9, 2007 (date of inception) to October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, and has incurred net losses of $26,999,277 since inception. In addition, as of October 31, 2010, the Company had a working capital deficiency of $2,204,176. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP New York, New York February 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Four Rivers BioEnergy Inc.

London, United Kingdom

We have audited the accompanying consolidated balance sheet of Four Rivers BioEnergy Inc. and its wholly owned subsidiaries (the “Company”), a development stage company as of October 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended October 31, 2009 and for the period from March 9, 2007 (date of inception) through October 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Four Rivers BioEnergy Inc. as of October 31, 2009, and the consolidated results of its operations and its cash flows for the year ended October 31, 2009 and the period from March 9, 2007 (date of inception) through October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York

February 16, 2010

(except for Note 15, as to which

the date is February 15, 2011)

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	October 31,	October 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$86,609	$1,399,437
Restricted cash	-	200,000
Inventory	21,018	128,507
Value added tax refunds receivable	4,272	3,887
Prepaid expenses and other current assets	134,543	199,987
Total current assets	246,442	1,931,818

Property and equipment	1,678,028	5,919,521
Land held for sale	3,700,000	3,700,000
Patents and other	260,525	283,180
Security deposit	122,562	380,102
Total Assets	$6,007,557	$12,214,621

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,470,294	$1,021,592
Accrued compensation payable	339,985	390,627
Payroll taxes payable	100,339	373,112
Note payable	540,000	600,000
Total Current Liabilities	2,450,618	2,385,331

Note payable	500,000	-
Deferred credit on asset purchase	252,000	252,000
Total Long Term Liabilities	752,000	252,000

Commitment and contingencies	-	-

Stockholders' Equity
Preferred stock:
Authorized: 100,000,000 shares with par value of $0.001 per share; issued and outstanding: none and 2 shares, as of October 31, 2010 and October 31, 2009, respectively	-	-
Common stock:
Authorized: 500,000,000 shares with par value of $0.001 per share, issued 8,329,687 shares, outstanding 8,029,687 shares, as of October 31, 2010 and issued 8,221,356 shares, outstanding 7,921,356 shares at October 31, 2009	8,030	7,922
Additional paid in capital	29,603,027	29,363,347
Accumulated other comprehensive income - foreign currency translation gain	646,676	656,598
Deficit accumulated during development stage	(26,999,277)	(20,450,577)
Stockholders' equity attributable to Four Rivers BioEnergy, Inc. Common Shareholders	3,258,456	9,577,290
Non Controlling Interest	(453,517)	-
Total stockholders' equity	2,804,939	9,577,290

Total Liabilities and Stockholders' Equity	$6,007,557	$12,214,621

The accompanying notes are an integral part of these consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations

	Years Ended October 31		For the Period from March 9, 2007 (date of inception) through October 31,	For the Period from March 9, 2007 (date of inception) through October 31,
	2010	2009	2010	2009
Revenues	$-	$3,201,412	$3,201,412	$3,201,412
Cost of goods sold	-	(4,196,687)	(4,196,687)	(4,196,687)
Gross Loss	-	(995,275)	(995,275)	(995,275)

Operating expenses
Professional fees	$688,138	$975,966	$2,314,852	$1,626,714
Fair value of shares issued for services	42,167	179,667	221,834	179,667
Contractors, Payroll and administrative expenses	2,148,201	3,950,415	9,147,300	6,999,099
Warrants issued for services	197,621	1,867,366	2,064,987	1,867,366
Bank charges	10,856	20,274	35,516	24,660
Consulting expenses	97,446	1,234,397	1,990,000	1,892,554
Depreciation and amortization expense	188,360	30,044	237,540	49,180
Asset impairment loss	-	3,649,879	4,457,103	4,457,103
Farming costs	-	17,500	54,633	54,633
Other site costs	705,468	1,161,783	1,867,251	1,161,783
Patent protection costs STT	44,577	81,824	126,401	81,824
Relocation, storage and other costs STT	133,167	149,608	282,775	149,608
Office and sundry	271,854	512,924	845,697	573,843
Property and land taxes and rent expense	481,433	207,073	718,206	236,773
Telephone and communications	31,985	48,028	102,130	70,145
Travel expense	162,939	437,591	1,261,638	1,098,699
Total operating expenses	5,204,212	14,524,339	25,727,863	20,523,651

	(5,204,212)	(15,519,614)	(26,723,138)	(21,518,926)

Loss on sale of STT assets	(3,400,382)	-	(3,400,382)	-
Subsidy received	279,085	-	279,085	-

Loss from operations	(8,325,509)	(15,519,614)	(29,844,435)	(21,518,926)

Other income (expense)
Gain on sale of scrap and surplus assets	1,257,063	218,955	1,476,018	218,955
Interest income	1,312	83,536	561,510	560,198
Interest expense	(11,092)	(2,884)	(18,610)	(7,518)
Other income	136,627	-	136,627	-
Forgiveness of debt	-	-	296,714	296,714
Total other income	1,383,910	299,607	2,452,259	1,068,349

Net loss before provision for income taxes	(6,941,599)	(15,220,007)	(27,392,176)	(20,450,577)
Income taxes (benefit)	-	-	-	-

Net loss	(6,941,599)	(15,220,007)	(27,392,176)	(20,450,577)
Net loss attributable to the non-controlling interest	392,899	-	392,899	-

Net loss attributable to Four Rivers BioEnergy, Inc. Common Shareholders	$(6,548,700)	$(15,220,007)	$(26,999,277)	$(20,450,577)

Basic and diluted loss per share attributable to Four Rivers BioEnergy, Inc.	$(0.82)	$(2.05)

Weighted average number of basic and diluted common shares outstanding used in loss per share calculation	7,952,771	7,406,561

Comprehensive loss:
Net loss	$(6,941,599)	$(15,220,007)
Foreign currency translation - (loss) gain	(9,922)	660,129
Comprehensive loss	$(6,951,521)	$(14,559,878)
Comprehensive loss attributable to the non-controlling interest	453,517	-
Comprehensive loss attributable to Four Rivers BioEnergy, Inc. Common Shareholders	$(6,498,004)	$(14,559,878)

The accompanying notes are an integral part of these consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity

For the Period from March 9, 2007 (date of inception) through October 31, 2010

						Deficit	Accumulated
						Accumulated	Other
	Preferred Stock		Common Stock		Additional	During the	Comprehensive		Total
	Number of		Number of		Paid In	Development	Income /	Noncontrolling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Loss)	Interest	Equity
Balance at inception (March 9, 2007), adjusted for recapitalization	-	$-	5,629,716	$5,630	$(5,630)	$-	$-	$-	$-
Shares issued for cash	-	-	1,197,029	1,197	1,998,803	-	-	-	2,000,000
Net loss	-	-	-	-	-	(965,731)	-		(965,731)

Balance, October 31, 2007	-	-	6,826,745	6,827	1,993,173	(965,731)	-	-	1,034,269
Shares issued for services prior to reverse merger	-	-	1,197,030	1,197	245,303	-	-	-	246,500
Effect of reverse merger and assumption of liabilities	-	-	-	-	(270,185)	-	-	-	(270,185)
Shares issued for cash in December 2007 at $13.77 per share, net	-	-	1,657,881	1,658	22,827,364	-	-	-	22,829,022
Shares issued for fees in December 2007	2	-	-	-	-	-	-	-	-
Shares returned for cancellation in December 2007	-	-	(3,008,028)	(3,008)	3,008	-	-	-	-
Shares issued for cash in July 2008 at $15.26 per share, net	-	-	131,061	131	1,631,433	-	-	-	1,631,564
Foreign currency translation adjustment	-	-	-	-	-	-	(3,531)	-	(3,531)
Net loss	-	-	-	-	-	(4,264,839)		-	(4,264,839)

Balance, October 31, 2008	2	$-	6,804,689	$6,805	$26,430,096	$(5,230,570)	$(3,531)	-	$21,202,800
Stock warrants issued for compensation	-	-	-	-	1,404,283	-	-	-	1,404,283
Shares issued for asset acquisition in March 2009	-	-	900,000	900	755,100	-	-	-	756,000
Warrants issued for asset acquisition in March 2009	-	-	-	-	131,335	-	-	-	131,335
Stock warrants issued for services in April 2009	-	-	-	-	463,083	-	-	-	463,083
Shares issued for services in October 2009	-	-	216,667	217	179,450	-	-	-	179,667
Foreign currency translation adjustment	-	-	-	-	-	-	660,129	-	660,129
Net loss	-	-	-	-	-	(15,220,007)		-	(15,220,007)

Balance, October 31, 2009	2	$-	7,921,356	$7,922	$29,363,347	$(20,450,577)	$656,598	$-	$9,577,290
Termination of Preferred Stock	(2)	-	-	-	-	-	-	-	-
Stock warrants issued for compensation	-	-	-	-	197,621	-	-	-	197,621
Shares issued for services in May 2010	-	-	66,666	66	34,601	-	-	-	34,667
Shares issued for services in October 2010	-	-	41,665	42	7,458	-	-	-	7,500
Foreign currency translation adjustment	-	-	-	-	-	-	(9,922)	(60,618)	(70,540)
Net loss	-	-	-	-	-	(6,548,700)	-	(392,899)	(6,941,599)

Balance, October 31, 2010	-	$-	8,029,687	$8,030	$29,603,027	$(26,999,277)	$646,676	$(453,517)	$2,804,939

The accompanying notes are an integral part of these consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	Years Ended October 31		For the Period from March 9, 2007 (date of inception) through October 31,	For the Period from March 9, 2007 (date of inception) through October 31,
	2010	2009	2010	2009
Cash flows from operating activities
Net loss	$(6,941,599)	$(15,220,007)	$(27,392,176)	$(20,450,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment loss	-	3,649,879	4,457,103	4,457,103
Depreciation and amortization expense	188,360	114,997	322,493	134,133
Forgiveness of debt	-	-	(296,714)	(296,714)
Shares issued for services	42,167	179,667	468,334	426,167
Stock warrants issued for compensation	197,621	1,867,366	2,064,987	1,867,366
Reversal of capitalised cost and interest accruals - non-cash	-	71,605	71,605	71,605
Loss (gain) on sale of scrap and surplus assets	2,143,319	(218,955)	1,924,364	(218,955)
Changes in operating assets and liabilities:
Value added tax refunds receivable	(484)	(3,767)	(4,251)	(3,767)
Inventory	100,649	(124,540)	(23,891)	(124,540)
Prepaid expenses and other current assets	82,344	91,854	(296,513)	(378,857)
Deposits	239,109	(368,373)	(129,264)	(368,373)
Accounts payable and accrued liabilities	314,088	801,545	2,138,144	1,824,056
Value added tax payable	-	-	-	-
Net cash used in operating activities	(3,634,426)	(9,158,729)	(16,695,779)	(13,061,353)

Cash flows from investing activities
Purchase of property, equipment and intangible assets	-	(4,812,859)	(10,586,331)	(10,586,331)
Plant construction costs	(36,242)	(165,602)	(1,953,122)	(1,916,880)
Cash collected from (placed in) escrow	200,000	(200,000)	-	(200,000)
Proceeds from sale of assets	2,494,432	220,620	2,715,052	220,620
Costs associated with sale of assets	(748,977)	-	(748,977)	-
Cash acquired in reverse merger	-	-	51,544	51,544
Prepaid expenses	-	(100,000)	(100,000)	(100,000)
Net cash provided by (used in) investing activities	1,909,213	(5,057,841)	(10,621,834)	(12,531,047)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	-	-	26,460,586	26,460,586
Payment of deferred consideration	(60,000)	-	(60,000)	-
Proceeds from note payable	500,000		500,000	-
Repayment of automobile loans	-	(14,383)	(40,821)	(40,821)
Repayment of directors loan	-	-	(10,015)	(10,015)
Net cash (used in) provided by financing activities	440,000	(14,383)	26,849,750	26,409,750

Effects of accumulated foreign exchange on cash	(27,615)	585,618	554,472	582,087

Net (decrease) increase in cash and cash equivalents	(1,312,828)	(13,645,335)	86,609	1,399,437

Cash and cash equivalents at beginning of period	1,399,437	15,044,772	-	-

Cash and cash equivalents at end of period	$86,609	$1,399,437	$86,609	$1,399,437

Supplemental cash flow information
Interest paid	$8,781	$2,884	$16,299	$7,518
Income taxes paid	$-	$-	$-	$-

Non-cash financing and investing activity
Assumption of accounts payable by purchaser of assets	$179,136	$-	$179,136	$-
Property and equipment purchased on credit and automobile loans	$-	$-	$640,821	$640,821
Issuance of common stock for property and equipment	$-	$1,008,000	$1,008,000	$1,008,000
Issuance for warrants for property and equipment	$-	$131,335	$131,335	$131,335
Loan receivable applied to asset purchase	$-	$100,000	$100,000	$100,000
Prepaid expenses applied to asset purchase	$-	$150,000	$150,000	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

Four Rivers BioEnergy Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

Note 1 - Nature of Operations, Going Concern and Management’s Plans

Nature of Operations

Four Rivers BioEnergy Inc. (“Four Rivers” or the “Company”) was incorporated under the name Med-Tech Solutions, Inc. (which is referred to as MTSI) in the State of Nevada on May 28, 2004, and the Company changed the name on January 25, 2008 to Four Rivers BioEnergy Inc., (reference herein to Four Rivers and the Company includes, where the context requires, the Company and its subsidiaries).  On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (which is referred to as 4Rivers), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  Pursuant to the Agreement, MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% were acquired by the issuance of 2,392,059 shares of MTSI’s common stock to the shareholders of 4Rivers.  4Rivers has a wholly-owned subsidiary incorporated in the United Kingdom, The Four Rivers BioEthanol Company Limited (“4Rivers UK”), which currently has no operations.  On December 4, 2007, as a condition of the acquisition, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock.  On July 30, 2008, the Company raised an additional $1,631,564, net of expenses, in a private placement of 131,061 shares of common stock.  As a further condition of the Agreement, the Company received 3,655,087 shares of common stock (647,059 shares were received in October 2007 and 3,008,028 shares were received during the first quarter ended January 31, 2008) for cancellation held by certain former stockholders and former management of MTSI.  In addition, a former director agreed to waive his prior loans extended to MTSI amounting to $296,714. Upon consummation of the acquisition, 4Rivers and 4Rivers UK became the only two wholly-owned subsidiaries of the Company. The acquisition of 4Rivers was accounted for as a “reverse merger”, since the stockholders of 4Rivers owned a majority of the Company’s common stock immediately following the transaction and their management has assumed operational, management and governance control. The reverse acquisition transaction is recorded as a recapitalization of 4Rivers pursuant to which 4Rivers is treated as the surviving and continuing entity.  The Company did not recognize goodwill or any intangible assets in connection with this transaction. Accordingly, the Company’s historical consolidated financial statements are those of 4Rivers and 4Rivers UK. The Company has been a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, since March 9, 2007.

The Company’s objective is to build and operate a network of ‘Waste-to-Energy’ plants through:

(a) The acquisition of distressed plants, technologies and assets and their subsequent improvement, conversion, development and expansion into ‘Integrated Waste-to-Energy Plants’; and

(b) Specializing in the procurement and processing of waste and renewable feedstocks for use in the Company’s waste-to-energy plants to produce sustainable fuels and/or energy. Where appropriate, the Company plans to vertically integrate into the procurement and pre-treatment of such waste and renewable feedstocks in order to have better control over the supply, quality and price of our feedstock than it would have with third party suppliers.

The Company uses the term ‘Integrated Waste to Energy Plant’ to describe its business model, which involves conducting many of the processes involved in the generation of sustainable energy and/or bio-fuel from waste and renewable feedstocks on one integrated industrial site. This involves, where appropriate:

(i)

The procurement, processing, storage, mixing and pre-treatment of various waste and renewable feedstocks;

(ii)

The generation of sustainable energy (electricity) and/or the production of sustainable bio-fuels from these pre-processed feedstocks for sale (and also to be self-sufficient in our energy needs);

(iii)

The further processing and treatment of the various by-products, co-products and waste products from the aforementioned processes for sale (recycling) into the fuel, food or animal feed chains.

To this end in April 2009, the Company acquired an industrial site on 41 acres of industrial land, together with approximately 106 acres of surrounding land offering considerable development and expansion potential, located near Blyth, Northumberland, in North East England. The Company believes that the site offers a substantial opportunity for development into its first Integrated Waste-to-Energy plant, especially since the development was formerly a major Glaxo penicillin production plant, which had been extensively modified by prior owners to create an operational biofuels plant.

The facility included (a) a bio-diesel plant capable of operations with minimal capital investment and an existing capacity of  22 million gallon per annum (“mmgy”) with potential to expand upwards to 88 mmgy; (b) an operational liquid biomass processing plant and related infrastructure and (c) a substantial 41 acre secure industrial site, which housed the plant referred to above together with a considerable amount of then unused buildings, storage vessels, site infrastructure and three electricity sub-stations. As well as acquiring the assets described above the Company also took over the management and work-force of the previous owner of the assets, which included individuals with considerable operational and engineering knowledge of the bio-diesel and liquid biomass processing plant and the related processes.

The Company has undertaken considerable work at industrial site preparing and redeveloping it into what it plans to become its first Integrated Waste-to-Energy Plant and the Company anticipates commencing production during 2011 subject to the satisfactory outcome of (a) its ongoing plant development plan;  (b) the implementation of its feedstock procurement strategy, (c) its plans to introduce electricity generation onto the site and sell renewable electricity into the power grid in line with its electricity generation and sales strategy; and (d) its ability to raise new capital to finance the foregoing.

Although the bio-diesel plant is complete and capable of production of EN14214 specification bio-diesel as was proven during the year ended October 31, 2009, the Company has concluded that it should not start to produce bio-diesel until (i) its feedstock procurement strategy is working effectively and (ii) the entire Integrated Waste-to-Energy plant is operational so that it has optionality to produce bio-diesel and/or renewable electricity from its feedstock, since that ability will provide a ‘hedge’ against the market price uncertainties that are prevalent today in the bio-diesel market.

The Company is currently negotiating with various parties to obtain access to adequate capital to finance the completion of the development project, but there can be no certainty about the outcome of such negotiations. Until such time, if ever, as the Company obtains access to such capital it will not be able to complete the development of the plant or therefore commence profitable operation.

Once the UK plant is operational, the Company plans to look to develop other sites that are well positioned from a logistics perspective, including, potentially, the development of its remaining land in Kentucky, having sold 220 acres of the original 437 acres of Kentucky land purchased in 2007 and 2008, as described in Note 16 – Subsequent Events.

Basis of Presentation

The consolidated financial statements include the accounts of Four Rivers BioEnergy Inc., The Four Rivers BioEnergy Company Inc., The Four Rivers BioEthanol Company Limited, Four Rivers STT Trading Company Inc., Four Rivers STT Technology Inc., Four Rivers Real Estate Inc., BF Group Holdings Limited, Verta Energy Group Limited, Verta Energy Oils Limited, Verta Energy Trading Limited and Verta Energy Generation Limited (collectively the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The 15% third party ownership of BF Group Holdings Limited is recorded as a non-controlling interest in the financial statements.

Legal Entity Restructuring

On December 23, 2009 and January 11, 2010, the Company incorporated three new entities, Four Rivers STT Technology, Inc., Four Rivers STT Trading Company, Inc., and Four Rivers Real Estate, Inc., referred to herein as (“the New Entities”) as part of a general restructuring of the Group’s structure. The Company subsequently transferred certain of its assets into these New Entities to create a more logical group structure and asset ownership within the Group.  The New Entities are incorporated in Kentucky and are wholly owned subsidiaries of Four Rivers BioEnergy, Inc. The transactions were considered a reorganization and common control merger.

Verta Energy Companies

In October 2010 the Company incorporated several new dormant subsidiaries with ‘Verta Energy’ incorporated into their names. The Company’s intention, in forming these companies and adopting the Verta Energy name, is to establish a new identity and brand for the Company’s proposed renewable electricity generation business and its parallel strategy to vertically integrate into the liquid waste biomass supply chain.

The Verta Energy companies are all incorporated under the laws of England and Wales and are all 100% owned by the Company via an intermediate holding company called Verta Energy Group Limited. In addition to Verta Energy Group Limited they comprise Verta Energy Oils Limited, Verta Energy Trading Limited and Verta Energy Generation Limited.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses for the period from March 9, 2007 (date of inception) through October 31, 2010 of $26,999,277. The Company has negative cash flows from operations since inception of $16,695,779 and has an accumulated deficit of $26,999,277 at October 31, 2010. The limited revenues that the Company has recorded were for a relatively short period in 2009 while it was testing and commissioning its UK bio-diesel plant on a trial basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to enable it to successfully complete its planned Integrated Waste-to-Energy project and commence its planned operations.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Management’s Plan

The Company intends to fund its operations and complete the planned Integrated Waste-to-Energy Plant through equity and debt financing arrangements and it is currently seeking to raise adequate additional financing. There can be no assurance that this additional financing will be made available to the Company on satisfactory terms and conditions, if at all.  In the event that the Company is unable to continue as a going concern, it may be forced to realize assets in order to remain viable or even elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative as a likely outcome, since it is progressing with various potential sources of new capital and the Company anticipates a successful outcome from these activities.  However, the capital markets remain difficult and there can be no certainty about these matters.

In Note 5 the Company describes an asset sale and loan transaction, consummated during the fourth quarter of fiscal 2010, which improved its current asset position by approximately $850,000, including an improvement in cash by $650,000, which itself included the advancement of a $500,000 loan. This transaction provides an element of ‘bridge’ finance ahead of further, more extensive financing initiatives that we are currently working on.

Additionally, as described in Note 16 – Subsequent Events, the Company sold a parcel of land in January 2011. Such sale resulted in net cash proceeds to the Company of approximately $910,000 after repayment of the $500,000 loan referred to above.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include stock-based compensation assumptions and the potential outcome of future tax consequences of events that have been recognized in our financial statements. Actual results could differ from those estimates.

Development Stage Company

The Company is considered to be a development stage entity as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has been a development stage entity since March 9, 2007. The Company undertook a testing and commissioning process to establish the quality of bio-diesel product that could be made to certain specification levels, and that suitable volume quantities could be produced consistently, prior to commercial production. During the third and fourth quarters of fiscal 2009, the Company generated trial revenue through these operations of the plant as an initial stage to fully commercializing this plant.

Although the Company has completed commissioning and testing the plant to its satisfaction, it will not commence production until (i) it has raised sufficient capital to enable it to complete the Integrated Waste-to-Energy Plant project, at least to the stage where the Plant has reached the stage where significant profits may be reasonably anticipated and (ii) it have raised sufficient working capital to support operations.

The Company is currently negotiating with various parties to obtain access to such capital but there can be no certainty about the outcome of such negotiations. Until such time, if ever, as the Company obtains access to such capital it is not economic to run the plant and it is holding it in a state of readiness to commence commercial scale production at some future date. The Company will remain as a development stage entity until the Plant commences commercial scale production.

The Company has not generated material revenues to date and has incurred significant expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 9, 2007 (date of inception) through October 31, 2010, the Company has accumulated losses of $26,999,277.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists (through written sales documentation); (2) delivery has occurred (through delivery into customer’s tanks and acceptance); (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded, although the Company has not experienced any such items to date and does not expect any significant provisions in the future. The Company has no discount, rebate or warranty programs. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until revenue recognition is appropriate. The Company has no post-delivery obligations related to its products.

During the year ended October 31, 2010 the Company received a grant in the amount of $279,085 from the UK government in respect of activities associated with its bio-diesel testing and development carried out during the year ended October 31, 2009. This grant has been offset as planned and by agreement with the Government against amounts due in respect of payroll withholding taxes at the UK plant. Prior to its grant, it was not possible to predict the outcome of the application.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. There were no accounts receivable or allowance for doubtful accounts as of October 31, 2010 and October 31, 2009.

Inventories

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

3 years

Plant and equipment

5-20 years

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

Depreciation of the bio-diesel plant assets acquired in the acquisition described in Note 4 commenced in the third quarter of fiscal 2009. Depreciation of the Kreido assets acquired in the acquisition described in Note 4 has not commenced since those assets have not yet been placed in service. Depreciation on those assets may commence in late fiscal 2011.

Intangible Assets

Intangible assets consist of patents, patent applications and trademarks. These patents and patent applications cover the intellectual property underlying our technology. The assets are recorded at cost. The intangible assets will be amortized on the straight line basis over their estimated useful lives. Management has assessed the estimated useful lives of the intangible assets acquired in the acquisitions described in Note 4 at 12.5 years and amortization commenced in fiscal 2010.

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

Basic and Diluted Loss per Share

The Company utilizes ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. The diluted net loss per share for the years ended October 31, 2010 and 2009 does not reflect the effect of 2,125,000 and 1,025,000 shares, respectively, potentially issuable upon the exercise of the Company’s stock warrants (calculated using the treasury method) because they would be anti-dilutive, thereby decreasing the net loss per common share.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash and cash equivalents.

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution.  Cash held in UK bank accounts is currently insured by the Financial Services Authority (“FSA”) up to £50,000 (approximately $80,000) at each institution.  At times, such amounts may exceed the FDIC and FSA limits. There were no aggregate uninsured cash bank balances at October 31, 2010.

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

While the Company has been reliant on predominantly a single customer for its revenues during the year ended October 31, 2009, this was due to the Company undergoing a one-off period of testing of its bio-diesel product to ensure that it reaches certain minimum level quality standards and is not necessarily representative of commercial arrangements that we plan to put in place when full volume production commences.

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

Segment information

The Company utilizes ASC 280 “Segment Reporting” which provides guidance on the way public companies report information about segments of their business in their quarterly and annual reports issued to stockholders.  It also requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. We have a single operating segment, the operations of our northeast England bio-diesel plant on a trial basis as an initial stage to fully commercialize our bio-diesel products. All revenue is derived from the United Kingdom.

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

Comprehensive Income (Loss)

The Company utilizes ASC 220, "Comprehensive Income" which establishes standards for the reporting and displaying of comprehensive income (loss) and its components.  Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The guidance requires other comprehensive income (loss) to include foreign currency translation adjustments.

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

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black-Scholes model for measuring the fair value of options and warrants. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Recent accounting pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company does not expect the adoption of provisions of ASU 2010-10 to have a material effect on the Company’s financial position, results of operations or cash flows.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The adoption of this ASU did not have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). In April 2010, the FASB issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.   After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-18 “Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.”  ASU 2010-18 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  ASU 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010.  The adoption of ASU 2010-18 did not have an impact on its financial condition, results of operations, or disclosures.

In May 2010, the FASB issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

Note 3 – Non-Controlling Interest

The Company has acquired operating assets through a holding company structure consisting of a holding company, BF Group Holdings Limited, a United Kingdom formed company (“BF Group”), and several subsidiaries to own the land in freehold and leasehold, plant, patents and intellectual property and other assets and to operate those assets, as appropriate, for greatest operational, financing, income and tax efficiency.  The Company has an 85% equity interest in BF Group. The 15% third party ownership of BF Group is recorded as a non-controlling interest in the financial statements effective November 1, 2009.

Note 4 – Asset Acquisitions

During the second quarter of fiscal 2009 the Company completed two asset acquisition transactions.

Acquisition of Kreido Assets

On January 28, 2009, the Company entered into an asset purchase and other related agreements with Kreido Biofuels, Inc., a Nevada corporation (“Kreido”), to acquire identified assets owned by Kreido, including certain machinery and intellectual property rights relating to the STT® technology developed by Kreido. The Company plans to use the STT® technology in its UK Plant for the production of bio-diesel fuel and other by-products. The transaction closed on March 5, 2009.

The aggregate cost of the assets was $4,681,269. Consideration paid includes $2,697,210 in cash, loan receivable applied to purchase in the amount of $100,000, issuance of 1,200,000 shares of the Company’s common stock (of which 300,000 shares are held in escrow as contingent consideration) and a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $8.00 per share with an expiration date of March 5, 2014 (Notes 10 and 11). The warrant provides for anti-dilution adjustment in limited circumstances and piggyback registration rights with respect to the underlying shares of common stock. The Company also incurred direct acquisition costs of $744,724, related to finder’s fees and legal fees.

The 300,000 escrowed shares will be held in escrow solely to cover the potential exercise of certain Kreido warrants that are exercisable by Kreido stockholders into Kreido shares until January 12, 2012 and have been valued at $252,000 based on the average market price of the Company’s common stock for the five days surrounding the date of acquisition. If these warrants are not exercised into Kreido shares, then the Company’s shares will be returned to the Company for cancellation.

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
$4,681,269

The value of the 300,000 shares ($252,000) held in escrow has been recorded as a deferred credit on the balance sheet and will be classified as such until the contingency involving those shares has been resolved. If the shares are cancelled, then the deferred credit will be applied against the cost basis of the assets acquired. The contingency remains unresolved at October 31, 2010.

Acquisition of UK Infrastructure and Plant Assets

On April 6, 2009, the Company signed a series of related agreements for the acquisition of a 41 acre industrial site located near Blyth, Northumberland, in North East England (together with approximately 106 acres of surrounding undeveloped land) which included a complete, operational bio-diesel plant together with a waste biomass processing plant  and other assets. The acquisition of the plant and related assets was from the administrator under a “pre-packaged” acquisition out of insolvency.

The acquisition is of a completely constructed facility capable of producing approximately 22 million gallons per annum of bio-diesel, as confirmed by our engineers during the fiscal year ended October 31, 2010, from a broad band of feedstocks, including waste cooking, other waste oils and virgin oils using technologies that are believed to be unique in the bio-diesel industry.

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

The Company, BlueCrest Strategic Limited (“BlueCrest”), Elettra Sviluppo S.R.L. and BF Group have entered into a Subscription and Shareholders Agreement governing the Company’s acquisition of 85% of BF Group, the Company’s funding obligations and certain continuing relationships among all the equity owners of BF Group.  In addition to the other terms, the shareholders agreement provides for (i) drag along rights entitling the Company to sell the entire share capital of BF Group, (ii) tag along rights for the other equity owners to sell their 15% equity interest along with any sale by the Company, (iii) an option to the Company to acquire BlueCrest’s proportion (13.75%) of the 15% ownership interest not owned by the Company at any time for the lower of £75,000,000 (approximately US$110,000,000) or the fair market value if in connection with a disposal, (iv) a covenant that future capital provided by the Company will not dilute the 15% ownership interest of the other equity owners, (v) pre-emptive rights to the parties for participation in both equity and debt infusions into BF Group or its subsidiaries, and (vi) the creation of an employee incentive plan for BF Group that is non-dilutive to the 15% ownership interest.  BlueCrest also was issued a warrant (“Warrant”) to purchase up to 200,000 shares of common stock of the Company at $8.00 per share, expiring December 31, 2012, as compensation for various services in connection with the formation of the holding company structure and with the transaction. Under a put option agreement between the Company and BlueCrest, the latter will also have the right to put its 13.75% interest in BF Group to Four Rivers for $1,600,000. The put option is contingent on the exercise of the warrant by BlueCrest. Upon future exercise of the warrant by BlueCrest, the Company will record a liability for the put option.

The total cost of the acquisition of the bio-diesel plant and other assets was $804,623, all of which is allocated to plant and equipment based on relative fair values. Aggregate cost is comprised of cash paid of $399,627 plus direct acquisition costs of $404,996. Acquisition costs consist of finder’s fees and legal fees.

Non-controlling interest, representing the minority shareholders’ proportionate share of the equity of the Company’s subsidiary, BF Group Holdings Limited, is adjusted for the non-controlling interest’s share of the earnings or loss of BF Group Holdings Limited.  The non-controlling interest was 15% at October 31, 2010 and 2009, respectively.  Before the adoption of the non-controlling interest provisions of ASC 810 “Consolidation” on November 1, 2009, losses applicable to the minority interest in BF Group Holdings Limited that exceeded the minority interest in its equity capital were charged against the Company’s consolidated deficit accumulated during the development stage, as there was no obligation of the minority shareholders to fund such losses.  Accordingly, the Company has not recorded a minority interest at October 31, 2009.

Note 5 – Asset Sales

Sale of Surplus UK Infrastructure and Plant Assets

The acquisition of the industrial site in the North of England in April 2009, gave rise to the purchase of the bundle of assets, which includes items that are surplus to the Company’s planned requirements for its bio-diesel plant. These assets include (a) an area of land adjacent to the Plant amounting to some 106 acres, which is currently unused but is zoned for industrial development (this 106 acre plot is additional to the industrially developed site upon which the Plant is situated, which covers approximately 41 acres, of which only 20 acres have been developed by previous owners of the site); and (b) certain redundant items of plant infrastructure and related equipment, storage, tanking, piping and machinery, which mainly relate to prior years when the site was used on a larger scale for penicillin production by prior owners. During the year ended October 31, 2010 the Company selectively and strategically dismantled and separated the plant components not directly relevant to the current or future plans to expand the plant.  In addition the Company deployed specialist in-house contracted labor to sell the stripped out redundant items to deliver cash flow during the downtime period. The net gain from the sale of stripped out redundant assets amounted to $1,257,063 for the year ended October 31, 2010 and $218,955 for the year ended October 31, 2009 and has been reflected in other income (expense).

Sale and license of surplus STT assets, technology license and secured loan

On September 7, 2010, the Company entered into a series of cotemporaneous agreements in relation to its STT® assets (“Agreements”) with three corporations, all referred to jointly or individually as the context requires as the “Purchasers”. Mr. Jack Dunigan, one of the Company’s initial shareholders and a former employee, is a controlling member of each of the Purchasers. Mr. Dunigan owns approximately 2.9% of the common stock of Four Rivers.  The agreements closed unconditionally on September 14, 2010.

Collectively, the Agreements sell and license various STT assets that the Company acquired from Kreido Biofuels, Inc. (“Kreido”) in March 2009 and the Company obtained $500,000 of financing secured by a portion of its land located in Kentucky. The Company sold the majority of the items of plant and equipment relating to the STT assets acquired from Kreido under the March 2009 asset acquisition agreement between Four Rivers and Kreido, together with the assignment of an ongoing contract between the Company and a third party customer.  Additionally, these agreements provide for certain licensing rights of the patents associated with the STT assets for use in the United States and the right to continued revenues in respect of the STT assets.

The aggregate consideration payable under the Agreements is $359,135 of which (a) $180,000 was paid in cash; (b) $110,936 was settled by the assumption by the Purchasers of certain of the Company’s third party payables of, and (c) $68,200 was settled by Mr. Dunigan waiving amounts due to him under his employment contract with Four Rivers, which employment agreement was also terminated by mutual accord.

The Company will be entitled to receive future amounts in respect of the assets as follows: (i) in the event that Purchasers sell the STT reactors that it has purchased, the Company will receive 50% of the gross profit earned on such sales; (ii) in the event that Purchasers use the STT system in any bio-diesel plant of its own, 1% of the EBITDA of that business shall be payable to the Company for so long as the STT process is deployed in the business, provided no amount will be due if no operating revenues are earned from the STT system; and (iii) in the event that Purchasers receive any amounts under the assigned contract, the Company will receive 50% of those payments. However, there can be no assurance of the success of the Purchaser's business.

As part of the Agreements, the Purchasers lent $500,000 to the Company, which amount is secured by a portion of the land that it owns in Kentucky pursuant to a promissory note and mortgage agreement.  The loan shall be repayable on its third year anniversary, but may be pre-paid at any time without penalty or premium. The loan carries interest at 12% per annum in its first year and 18% per annum thereafter, payable monthly. The Company has the right to sell portions of the land, subject to the obligation to repay the loan. The note was repaid in January 2011 from the proceeds of the land sale described in Note 16 – Subsequent Events.The aggregate book value of the non-core STT assets sold to the Purchasers amounted to approximately $3.7 million. This amount materially exceeds the aggregate consideration received under the transactions, resulting in a book loss of approximately $3.4 million.

Note 6 - Inventories

Inventories at October 31, 2010 and October 31, 2009 consist of the following:

	October 31, 2010	October 31, 2009
Raw materials	$21,018	$109,578
Work in process	-	3,236
Finished goods	-	15,693
	$21,018	$128,507

Note 7 - Property and Equipment

A breakdown of the Company’s main items of property and equipment are given in the table below:

	October 31, 2010	October 31, 2009
Plant and equipment	1,807,940	5,894,382
Plant in process	67,877	31,635
Office equipment	3,925	37,576
Automobiles	31,286	91,098
Cost basis	$1,911,028	$6,054,691
Accumulated depreciation and amortization	(233,001)	(135,170)
Carrying value	$1,678,027	$5,919,521

Depreciation expense was $165,705 and $114,997 for the years ended October 31, 2010 and 2009, respectively, of which $0 and $84,951, respectively, was included as part of cost of goods sold.

Depreciation expense was $299,838 for the period from March 9, 2007 (date of inception) to October 31, 2010, of which $84,951 was included as part of cost of goods sold. Depreciation expense was $134,133 for the period from March 9, 2007 (date of inception) to October 31, 2009, of which $84,951 was included as part of cost of goods sold.

Land Held for Sale

The Company acquired approximately 437 acres of land on a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky.  The total purchase price of the land, in 2007/8, was approximately $6.3 million.

Based on a valuation of the Kentucky land during the year ended October 31, 2008, the Board concluded that it was appropriate in the circumstances to adjust the carrying value of the land in the balance sheet by an impairment charge of $532,224 at October 31, 2008. Consequently, the land value was reduced to $5,811,240 at October 31, 2008. This reduction in value is a consequence of the general downward trend in the value of land and property across the US during 2008.

During the fourth quarter of the fiscal year ended October 31, 2009 the Company’s management decided that it would commence activities to market and sell the land in Kentucky that it had purchased in early 2008. This land had originally been acquired in the context of the Company’s initial plan to build a green field bio-energy plant on it. Management made this decision because the global capital markets remain averse to financing green field bio fuels developments and, in the opinion of management, this situation will prevail for some time to come, and because the cash tied up in the land can be better released for use in operations.  As a result, the Company has classified the land as land held for sale at October 31, 2009. We have recorded an impairment charge of $2,111,239 during the fourth quarter of fiscal 2009, reducing the carrying value of the land to $3,700,000, which is the fair value less estimated costs to sell.

Subsequent to October 31, 2010 the Company sold approximately 220 acres of its 437 acre plot of land in Kentucky (see Note 16, Subsequent Events).

Plant under Construction

The Company had incurred costs relating to the design, permitting, specification and construction of the Company’s bio-ethanol and/or bio-diesel plant(s) which had been capitalized until the plant(s) construction has started and the plant(s) are operational.

During the fourth quarter of the year ended October 31, 2009 the Company reviewed the capitalized plant under construction costs related to the Kentucky site, in light of the Company’s decision to sell the Kentucky land. The Company concluded that based on the change in strategy, that these capitalized costs were no longer applicable. As a result, we have fully impaired the capitalized costs and have recorded an impairment charge of $1,538,640 during the year ended October 31, 2009.

The Company charged an asset impairment loss of $275,000 to its operations on October 31, 2008 in connection with certain land option over specific land plots which have subsequently proven to be non-essential and allowed to lapse.

Note 8 – Intangible Assets

Intangible assets consist of the following:

	October 31, 2010	October 31, 2009
Patents and other	283,180	283,180
Less: Accumulated amortization	(22,655)	-
Carrying value	$260,525	$283,180

Amortization expense was $22,655 and $0 for the years ended October 31, 2010 and 2009, respectively and $22,655 from March 9, 2007 (date of inception) to October 31, 2010 and $0 from march 9, 2007 (date of inception) to October 31, 2009.

Expected amortization expense for each of the next five years is $22,655 per year.

Note 9 - Related Party Transactions

The Company has entered into the following transactions with related parties who are executive officers, directors and/or shareholders of the Company, as described in more detail below:

Services provided by PCF Solutions Limited to the Company

On February 2, 2009, the Company entered into a contract with P.C.F. Solutions Limited (“PCF”), a private Limited Company, of which Mr. Stephen Padgett, our Chief Executive Officer, is a director and majority shareholder. Under the terms of this contract, PCF provides the Company with services of certain of its employees, who provide the Company with accounting and administrative support.

Since February 2, 2009 PCF has also supplied Mr. Padgett’s services to the Company under contract and Mr. Padgett’s compensation is paid to him via the service contract with PCF. Mr. Padgett was an employee of the Company from January 2008 to January 2009 and prior to his employment he provided services as a part-time contractor.

Amounts charged to the Company under these arrangements are set out in the Related Party Payments Summary Table below.

Services provided by PCF to Four Rivers Biofuels Limited

On September 16, 2010, the Company’s subsidiary, Four Rivers Biofuels Limited (“Biofuels”), entered into a series of agreements with PCF, whereby PCF agreed to provide payroll, accounting support, business planning and financial modeling support, human resources and general management services to Biofuels.

The monthly payments due to PCF under these agreements reflect the charges for the provision of services by specific individuals and an amount to contribute to the cost of PCF’s offices in Stockton upon Tees, which now serves as Biofuels’ administration offices in addition to being PCF’s office. Services were provided in line with this agreement since February 2010 on a transitioning basis. PCF and Biofuels are required to provide three months’ notice to the other party to terminate the agreements.

PCF currently provides all services to the Company and Biofuels at a discount to market prices and on a flexible basis, to accommodate the Company during a period of shortage of working capital.

Amounts charged to Biofuels under this contract are set out in the Related Party Payments Summary Table below.

Services provided by the ARM Partnership to the Company

On February 1, 2009, the Company entered into a contract with The ARM Partnership (“ARM”), a private UK partnership of which Mr. Martin Thorp, the Company’s Chief Financial Officer, is the managing partner. Mr. Thorp is being compensated under this agreement for being the Company’s Chief Financial Officer.

Under the terms of the agreement, ARM also provides the Company with the services of Mr. Robert Galvin, a partner of ARM, who is the Company’s Corporate Secretary, and in addition provides compliance and business services at agreed rates, which are a direct re-charge of the payments made to Mr. Galvin by ARM related to the services that he provides to the Company.

Amounts charged to the Company under this contract are set out in the Related Party Payments Summary Table below.

Services provided by Mr. Gary Hudson

Mr. Hudson, who has been a director of the Company since March 2007, provided his services as an employee of the Company’s US subsidiary until November 1, 2009, after that date he provided his services as a contractor to the Company. Amounts charged to the Company under these arrangements are set out in the Related Party Payments Summary Table below.

Services provided by independent, non-executive directors

Mr. Neil McRae, who has been a non-executive director of the Company since May 2009, provided his services to the Company under a contract for services.

Mr. John Nangle, who was a non-executive director of the Company from December 2007 to April 2009, provided his services to the Company under a contract for services.

Amounts charged to the Company under these arrangements are set out in the Related Party Payments Summary Table below.

Services provided by employees and contractors who are also shareholders

Certain of the shareholders of The Four Rivers BioEnergy Company Inc., who received shares of our common stock by virtue of the acquisition of that company in 2007 (“Founding Shareholders”), have also provided services to the Company under contract or as employees of the Company and/or its subsidiaries, from time to time since the inception of the Company on March 9, 2007.

Amounts charged to the Company under these arrangements are set out in the Related Party Payments Summary Table below.

Services provided by the holder of our Series A Preferred Stock

The holder of our Series A Preferred Stock (International Capital Partners SA (“ICP”)) received payments, prior to the cancellation of the Series A Preferred Stock on October 31, 2009, in respect of (a) their role as a placement agent in the Private Placements of Shares of Common Stock, which they arranged in 2007 and 2008 and (b) in respect of certain consulting contracts entered into by the Company and ICP to provide corporate finance, investor relations and related advice and support.

Amounts charged to the Company under these arrangements are set out in the Related Party Payments Summary Table below.

Related Party Payments Summary Table			From inception (March 9, 2007 -	From inception (March 9, 2007 -

	Years Ended October 31
	2010	2009	October 31, 2009)	October 31, 2010)
	$	$	$	$
Mr. Stephen Padgett (both from employment and as a PCF consultant)	156,900	312,100	789,667	946,567
PCF Solutions Limited (excluding Mr. Stephen Padgett)	338,873	282,913	376,191	715,064
ARM Consulting fees (Mr. Martin Thorp)	150,000	261,000	501,198	651,198
ARM Consulting fees (Mr. Robert Galvin)	44,500	159,300	215,479	259,979
Mr. Gary Hudson	90,000	254,274	834,239	924,239
Mr. Neil McRae	24,800	21,000	21,000	45,800
Mr. John Nangle	-	21,000	69,965	69,965
Founding Shareholders (excluding directors)
Who were engaged on a long-term basis on our US projects	84,029	775,101	2,181,975	2,266,004
Who provided other consulting services to the group	-	190,000	803,511	803,511
International Capital Partners S.A.(“ICP”)
Consulting fees	-	475,000	675,000	675,000
Commissions payable regarding private placements			2,636,558	2,636,558
Total	889,102	2,751,688	9,104,783	9,993,885

We have included the financial information related to the Related Party Payments disclosure for the year ended October 31, 2009 and for the period from March 9, 2007 (date of inception) through October 31, 2009 in the table presented above to conform with current year's presentation where such financial information was provided in a narrative format in the Company's October 31, 2009's annual report and the notes to the consolidated financial statements.  This financial information has no impact to the financial statements as of October 31, 2009 and for the year then ended as well as from inception through October 31, 2009.

Deferred Compensation due to certain Related Parties

In view of the cash constraints upon the Company and to assist the Company, PCF, ARM, Mr. Hudson and Mr. McRae agreed with the Company to defer receipt of certain amounts of unpaid compensation due to them as set out in the table below.

In the case of PCF and ARM these amounts related to payments due under contract with PCF and ARM respectively for the services of Mr. Padgett and Mr. Thorp; and also to other payments due to PCF and ARM for the services of other PCF employees and, in the case of ARM, Mr. Galvin; as described above.

The amounts of the deferred compensation payable is summarized in the table set out below.

	Compensation Payable
	October 31,
	2010	2009
	$	$
Mr. Stephen Padgett (both from employment and as a PCF consultant)	66,141	4,717
PCF Solutions Limited (excluding Mr. Stephen Padgett)	40,401	5,025
ARM Consulting fees (Mr. Martin Thorp)	58,500	2,250
ARM Consulting fees (Mr. Robert Galvin)	18,900	1,350
Mr. Gary Hudson	38,532	10,532
Mr. Neil McRae	8,400	-

Under the terms of the agreements governing the deferred amounts payable, repayment will be made (a) once an investment or a series of investments is made into the Company which involves a cash receipt (or aggregate cumulative cash receipts) of at least $2 million, which includes some element of equity issuance (including warrants, options or shares of any class or type). Payment will be made immediately or against a payment plan to be approved by the board of directors , but not to exceed (at least as regards an amount equal to 10% of the invested amount) one year from the date that aggregate investments reach $2 million (the ‘Due Date’). Interest at 4% per annum shall accrue on the unpaid balance from July 31, 2010 until the Due Date and then at 8% per annum after the Due Date and any repayment plan must treat each creditor equally; or (b) in the event that the creditor’s contract is terminated by the Company or the Company ceases to be actively engaged in its waste-to-energy development plan or becomes insolvent, in which cases the amount becomes payable immediately.

Note 10 - Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of preferred stock, with par value of $0.001 per share, of which no shares were outstanding at October 31, 2010 and two shares were issued and outstanding at October 31, 2009 (“Series A Preferred”). The Series A Preferred Stock terminated, according to its terms, on December 4, 2009.

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $.001 per share.  As of October 31, 2010 and 2009, there were 8,329,687 and 8,221,356 shares of common stock issued, respectively, of which 300,000 shares are held in escrow as contingent consideration for the acquisition of the Kreido assets that are not accounted for as outstanding at October 31, 2010 and 2009. Accordingly, there are 8,029,687 and 7,921,356 shares of common stock outstanding at October 31, 2010 and 2009, respectively.

Fiscal year ended October 31, 2010:

During the year ended October 31, 2010, the Company authorized the issuance of share certificates in the aggregate amount of 108,331 shares of its common stock, valued at $42,167 (based on the Company’s stock price on the dates the shares were earned and vested), to Corporate Profile LLC, the Company’s retained investor relations advisor, for services rendered under an original agreement dated October 1, 2009.  The Company expenses the charge for the shares on a monthly basis in line with the terms of the agreement.

On August 2, 2010, the Company approved the grant of warrants to purchase an aggregate of 400,000 shares of the Company’s common stock to DT (North East) LLP as compensation for consulting services to be provided. The warrants vested upon grant, are exercisable at an exercise price of $0.15 per share and will expire on August 2, 2013. During the year ended October 31, 2010 the Company has recorded an expense of $53,519 related to the fair value of the warrants that vested, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 185%; and (4) an expected life of the warrants of 3 years.

On April 22, 2010, the Company approved the grant of warrants to purchase an aggregate of 700,000 shares of the Company’s common stock to certain executive officers and directors of the Company. Of this amount, warrants to purchase an aggregate of 650,000 shares of common stock were awarded to individuals acting in their capacity as consultants and warrants to purchase 50,000 shares of common stock were awarded to a director of the Company. The warrants are exercisable at an exercise price of $0.47 per share and will expire 7 years from the date of vesting. The warrants vest as follows: one-third of the warrants vest immediately upon grant and the balance vests in three equal annual instalments commencing on October 31, 2010. Compensation expense related to the employee warrants will be recorded over the vesting periods, based on the grant date fair value of $22,269. Compensation expense related to the consultant warrants will be recorded over the vesting periods, based upon the fair value of the warrants at each vesting period. During the year ended October 31, 2010 the Company has recorded an expense of $137,703 related to the fair value of the warrants that vested during that period, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.9% - 3%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 177% - 194%; and (4) an average expected life of the warrants of 7.7 - 8.2 years.

On April 22, 2010, the Company approved the modification of existing warrants to purchase an aggregate of 625,000 shares of the Company’s common stock to certain executive officers of the Company. These warrants were awarded to individuals acting in their capacity as consultants. The modified warrants are exercisable at an exercise price of $0.47 per share and will expire 7 years from the date of vesting. The warrants vest as follows: one-third of the warrants vest immediately upon grant and the balance vests in three equal annual installments commencing on October 31, 2010. Compensation expense will be recorded over the vesting periods, based on the incremental value of the modified warrants at each vesting period over the fair value of the original warrants (which was calculated immediately before modification). During the year ended October 31, 2010 the Company has recorded an expense of $6,399 related to the fair value of the warrants that vested during that period, using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1.9 - 3%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 177% - 195%; and (4) an average expected life of the warrants of 7.7 - 8.2 years.

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

On April 6, 2009, the Company granted a total of 200,000 common stock warrants to BlueCrest as compensation for various services in connection with the formation of the holding company structure and with the bio-diesel plant transaction described in Note 4. The warrants have an exercise price of $8.00 per share and expire if unexercised on December 31, 2012. The warrants vested upon grant. The Company has recorded an expense of $463,083 related to the fair value of the warrants, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.37%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 157%; and (4) an expected life of the options of 3.75 years.

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

Note 11 –Warrants

Warrants

The following table summarizes the warrants outstanding and exercisable for the shares of the Company's common stock as at October 31, 2010, issued in connection with asset acquisitions (Note 4) and to certain officers, directors, consultants and employees of the Company in exchange for services rendered (Note 10). These warrants possess all of the conditions required for equity classification and therefore are classified as equity.

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.15	400,000	2.76	$ 0.15	400,000	$ 0.15
$ 0.47	1,325,000	7.50	$ 0.47	737,666	$ 0.47
$ 8.00	400,000	2.76	$ 8.00	400,000	$ 8.00
	2,125,000			1,537,666

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, November 1, 2008	-	$-
Issued	1,025,000	4.62
Exercised	-	-
Cancelled / Forfeited / Expired	-	-
Outstanding at October 31, 2009	1,025,000	4.62
Issued	1,725,000	0.40
Exercised	-	-
Cancelled / Forfeited / Expired	(625,000)	(2.45)
Outstanding at October 31, 2010	2,125,000	$1.83

Certain of the aforementioned warrants have been modified as described in Note 16, Subsequent Events.

Note 12 – Notes Payable

Land purchase note

The Company is obligated pursuant to a promissory note issued in connection with land that was purchased on December 31 2007. On December 31, 2009, the note in the amount of $600,000 became due for payment.  The Company had reached an informal and non-binding agreement with the note holder to defer payment of the note until February 28, 2010.  The Company has also made a payment of $60,000 on December 30, 2009 which was accepted in good faith. The Company did not pay the $540,000 balance of the note on the amended due date and on October 31, 2010, the Company was in default under the term of the promissory note; however, the note holder has not taken formal action to collect the note.  In addition the note was silent as to an interest rate and therefore no interest has been paid or accrued from the inception of the note.

On January 21, 2011 the Company reached an agreement with the holder whereby the terms of the note were modified by way of an addendum (see Note 16 – Subsequent Events).

Asset sale note

In connection with the sale of the STT assets described in Note 4, the Company received proceeds of $500,000 pursuant to a promissory note (the “Note”) dated September 7, 2010. The Note bears interest at 12% for the first twelve months and 18% for the remaining twenty four months. The note matures on September 7, 2013. Monthly payments of interest only on the unpaid balance shall be due on the first day of each month for the prior month’s interest until the maturity date, at which time the entire balance of principal and accrued interest thereon shall be due and payable in full. The note is secured by a mortgage on the Company’s land located in Kentucky. The Company may from time to time sell parcels of the real estate secured by the mortgage.  The first $5,000 per acre received shall be applied first to the principal and the balance to unpaid interest.  Any proceeds received over $5,000 per acre shall be retained by the Company. Interest expense for this note for the year ended October 31, 2010 and for the periods from March 9, 2007 (date of inception) through October 31, 2010 was $8,781, and $8,781from March 9, 2007 (date of inception) through October 31, 2009.

The note was repaid in January 2011 from the proceeds of the land sale described in Note 17 – Subsequent Events.

Note 13 – Advisory Contract

On September 17, 2010 the Company’s wholly owned subsidiary Four Rivers Biofuels Limited (“Biofuels”) entered into a consulting contract with DT (North East) LLP (“DT”), a limited liability partnership formed under the laws of England and Wales, which is a regional business advisory and corporate finance provider specializing in introductions across the North East of England and corporate finance advisory services.

The directors of Biofuels and the Company consider that a relationship with DT will be generally beneficial because of the network of connections that DT has in the North of England, where the Company’s UK Infrastructure and Plant is located, with regional and national financiers, grant providers and business people. The services to be provided by DT are described in the consulting contract as “General Corporate Finance and Advisory Services related to the Production of Biofuels in the North East of England”.

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

Note 14 – Commitments and Contingencies

Lease commitments

The Company has not entered into any property lease arrangements.

It currently uses space for administrative, meeting, and other required purposes in premises that are provided to for its use by the ARM Partnership, (of which Mr. Martin Thorp, the Company’s Chief Financial Officer, is the managing partner) and by PCF Solutions Ltd. (of which Mr. Stephen Padgett, the Company’s Chief Executive Officer, is the controlling shareholder). Use of the premises are on a short term rental basis in both instances with three months notice of termination being required.  The Company makes monthly payments to ARM and PCF of approximately $1,200 and $1,550 respectively, for the use of these premises to defray part of the lease and other direct occupancy costs incurred by ARM and PCF as appropriate. The Company believes that the amounts paid are less than would be payable were the Company to lease equivalent properties for its exclusive use and that, in addition, these arrangements are favorable for the Company at this stage in its development since they obviate the need for it to enter into full lease agreements with the usual related obligations.

During the financial year ended October 31, 2010, we rented warehouse space for storage of certain STT reactors and other related assets.  The rental charge for use of the warehouse was approximately$1,725 per month.  Our obligations under the rental agreement terminated on September 7, 2010, when we completed the sale of those assets held in storage in a transaction to two corporations, (“the Purchasers”) in which Mr. Jack Dunigan, a founder and initial shareholder of ours, is a controlling member.

Land and property taxes and rental expense charged to operations amounted to $481,433 and $207,073 for the years ended October 31, 2010 and 2009, respectively and $718,206 from March 9, 2007 (date of inception) to October 31, 2010 and $236,773 from March 9, 2007 (date of inception) to October 31, 2009. Rent expense charged to operations amounted to $236,773 from March 9, 2007 (date of inception) to October 31, 2010, and $133,495 from March 9, 2007 (date of inception) to October 31, 2009.  Of these amounts $48,627 and $104,245 related to office rental payments for the years ended October 31, 2010 and 2009 respectively; and $182,572 from March 9, 2007 (date of inception) to October 31, 2010, and $133,945 from March 9, 2007 (date of inception) to October 31, 2009.

Litigation

The Company is subject to legal proceedings and claims arising in the ordinary course of its business.  There was no outstanding litigation as of October 31, 2010 and 2009.

Note 15 – Income Taxes

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

For the years ended October 31, 2010 and 2009, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $15,700,000 and $11,500,000, respectively, which expire beginning in 2027. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

For the years ended October 31, 2010 and 2009, the Company had available for UK income tax purposes net operating loss carryovers of approximately $7,000,000 and $4,400,000, respectively, which can be carried forward indefinitely.   The Company has provided a full valuation allowance against the  amount of UK unused net operating loss benefit, since  management believes that, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) consists of the following:

	October 31,
	2010	2009
Federal:
Current	$-	$-
Deferred	2,203,000	4,910,000
	2,203,000	4,910,000

State and local:
Current	-	-
Deferred	173,000	433,000
	173,000	433,000

Change in valuation allowance	(2,376,000)	(5,343,000)

Income tax provision (benefit)	$-	$-

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended October 31, 2010 and 2009 as follows:

	October 31,
	2010	2009
		Revised
Statutory federal income tax rate	(34.00%)	(34.0%)
Statutory state and local income tax rate (6%), net of federal benefit	(4.00%)	(4.0%)
Foreign tax rate differentials	3.8%	2.9%
Change in valuation allowance	34.2%	35.1%
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	Years ended October 31,
	2010	2009
		Revised
Deferred tax assets:
Stock based compensation	$785,000	$710,000
Impairment of assets	1,005,000	1,005,000
Net operating loss carry forward	7,917,000	5,616,000
Less: valuation allowance	(9,707,000)	(7,331,000)
Net deferred tax asset	$-	$-

The deferred tax assets at October 31, 2009 have been revised as follows: deferred tax asset related to stock based compensation is increased by $710,000; deferred tax asset related to impairment of assets is increased by $1,005,000; deferred tax asset related to net operating loss carry forward is increased by $682,000; the valuation allowance is increased by $2,397,000, completely offsetting the increases in the deferred tax assets. The tax rate reconciliation has been revised accordingly.  These revisions resulted in no change to the net tax provision of the Company as of October 31, 2009 and for the year then ended.

The Company has not filed its tax returns since March 9, 2007 (date of inception), but is in the process of having them filed with the appropriate foreign, U.S. federal and state tax authorities.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

Note 16 – Subsequent Events

Sale of Kentucky land

On December 09, 2010, the Company entered into a contract to sell approximately 220 acres of its 437 acre plot of land in Kentucky for total cash consideration of approximately $1,500,000. On January 18, 2011 the sale transaction was completed and the Company has received the net proceeds of the sale which amounted to approximately $910,000, after payment of costs, land taxes and redemption of the $500,000 loan which was secured by way of mortgage against the land.

Land Held for Sale

Subsequent to October 31, 2010, the Company made the decision to retain approximately 217 acres of the land that was previously classified as land held for sale, when there appeared to be interest from certain investors in potentially supporting the development of the remaining Kentucky land for a waste to energy plant.  In January 2011, the Company had an independent appraiser valued the 217 acres noted above at $2,080,000 (market value). The Company’s current intention is to retain this land and not sell.  Thus, with this renewed assumption to hold the remaining land the Company has considered that it should reclassify that land from held-for-sale to held-and-used during the first quarter ending January 31, 2010.

Note Payable

At October 31, 2010, the Company was in default under the term of the promissory note described in Note 12 with a principal balance at October 31, 2010 of $540,000. On January 21, 2011 the Company reached agreement with the Note Holder whereby the terms of the Note were modified by way of an Addendum.

The following are the principal terms of the Addendum:

•

The Company shall make (and has made) an immediate payment to the holder of $100,000 which shall be offset against the amount due under the promissory note, reducing the amount of the principal payable thereunder to $440,000.

•

The maturity date of the promissory note shall be extended to June 30, 2011, although the Company shall have the right to make partial or complete repayments of principal at any time before June 30, 2011 at its option and without further charge or penalty.

•

Interest shall become payable, as would have been the case had the holder exercised its right to foreclose,  from the date of the Addendum on the remaining principal amount outstanding at the rate of 8% per annum, payable monthly starting on February 21, 2011.

•

The Company has agreed to make (and has made) an immediate payment of $25,000 to the holder as a fee for agreeing to restructure the Promissory Note.

•

The Company has recognized the holder’s claim to be able to enforce a vendor’s lien over the land for the amounts due under the promissory note

•

The Company shall make a contribution to the Holder’s legal costs incurred in connection with the default and rectification thereof in the amount of $10,000. This amount shall become payable when the Principal amount due is repaid in full.

In the event that (a) the Company does not honor its obligations under the Addendum to make payments to the holder and (b) as a consequence the holder forecloses on its vendor’s lien and forces a judicial the sale of the land; and (c) a shortfall arises between the amounts received on such sale and the total amounts due to the Holder under the note; the Company has agreed to guarantee payment of such shortfall, if any, to the holder.

Modification and Grants of Warrants to Certain Directors, Employees and Contractors

On November 17, 2010 the terms of 662,533 of the 1,325,000 April 2010 warrants described in Note 10 were modified as to exercise price (reduced from $0.47 to $0.40 per share) and vesting conditions. These modified warrants will vest based on attainment of various performance conditions.

Also on November 17, 2010 the Company granted warrants to subscribe for up to 905,659 shares of common stock. These warrants were issued to certain officers, consultants and employees as compensation for service. The warrants have an exercise price of $0.40 per share and 25% vested upon grant and the balance will vest based on attainment of various performance conditions.

Extension to Original Agreement with BP

On January 27, 2011, Four Rivers BioEnergy Inc.’s (the “Company”) United Kingdom subsidiary, Four Rivers BioFuels Limited (“BioFuels”), entered into an amendment, to be effective as of February 1, 2011 (the “Amendment”), to an original agreement (the “Agreement”) dated March 24, 2010, as amended, with BP Oil International Limited, a wholly owned subsidiary of BP plc (collectively “BP”).

Under the terms of the Amendment, if the first shipment of biodiesel by Biofuels to BP is not made before May 1, 2011, BP will have the right (but not the obligation) to terminate the Agreement.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.  Controls and Procedures

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2010 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of October 31, 2010, the Company's internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter ended October 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning the directors and executive officers of the Company as of February 4, 2011:

Name	Age	Position with Company
Stephen Padgett	40	President, Chief Executive Officer and Director
Gary Hudson	69	Senior Vice President - Operations and Director
Martin Thorp	58	Chief Financial Officer and Director
Neil McRae	55	Director

Stephen Padgett has served as the Company’s President and Chief Executive Officer since October 2009. From March 2007 to October 2009, Mr. Padgett was the Company’s Vice President – Finance.  Mr. Padgett has also served as a director of Four Rivers since March 2007. Mr. Padgett has been the controlling shareholder and Managing Partner of P.C.F Solutions Limited since February 2007.  From April 2005 to April 2007, Mr. Padgett was Chief Executive Officer of Supporta plc, a U.K. company listed on the Alternative Investment Market, engaged in the business of providing professional and care services to the private and public sector in the U.K.  From January 2000 to March 2005, Mr. Padgett was employed by GTL Resources plc, a U.K. company listed on the Alternative Investment Market, engaged in the business of developing natural gas to liquids methanol projects and grain based fuel grade bio-ethanol projects. During this period, Mr. Padgett performed the roles of Finance Manager, Finance Director and Chief Operating Officer. Mr Padgett is a qualified Chartered Accountant (ACA, a member of the Institute of Chartered Accountants in England and Wales (“ICAEW”)) and, additionally, has a strong background in engineering, gained during a period of training with the UK conglomerate, ICI . The Board of Directors considers that Mr Padgett’s background in both finance and engineering and his experience as a director of two listed public companies qualifies him to serve on the Company’s Board of Directors.

Gary Hudson has served as the Company’s Senior Vice President – Operations since October 1, 2009. From March 2007 until October 2009, Mr. Hudson served as the Company’s President and Chief Executive Officer. Mr. Hudson has also served as a director of 4Rivers since March 2007. From December 2005 to March 2007, Mr. Hudson was a Director of Cajun Engineers and Consultants International Inc., a company engaged in the business of providing consultancy services to the petrochemical and renewable energy sectors.  Mr. Hudson while maintaining as priority his services for the Company, from time to time provides consultancy services to companies not in competition with the Company for generation of wind to power particular emphasis being on foundation engineering and related manufacturing and installation methods and costs.  From July 2000 to December 2005, Mr. Hudson was the Project Director of GTL Resources Ltd., a U.K. company listed on the Alternative Investment Market, engaged in the business of developing natural gas to liquids methanol projects and grain based fuel grade bio-ethanol projects. The Board of Directors considers that Mr Hudson’s considerable and extensive experience in construction, engineering, project design and management on an international basis within the energy sector, including ‘renewables’) provides skills and experience that the Company requires, especially as it develops existing and potentially new projects qualifies him to serve on the Company’s Board of Directors.

Martin Thorp has served as the Chief Financial Officer and a director of Four Rivers since December 2007. Mr. Thorp has a First Class Honours degree in Accounting and Business Finance (B.A. (Hon): University of Kent: 1973), qualified as a chartered accountant (ICAEW) with Arthur Andersen & Co. (“AA”) in London in 1976, became a partner of AA in 1985 and was admitted as a Fellow of the ICAEW in 1986. He is currently a member of the UK Chartered Institute of Securities and Investment (“MCSI”). Mr Thorp built his initial career at AA as an audit partner and then, in 1986, created and then built what became a separate world-wide business within AA (Arthur Andersen Corporate Finance (“AACF”)) specializing in both Corporate Finance and Corporate Restructuring. He served in senior UK, US, European and Global management roles within AA, including Global Managing Partner (CEO) of AACF, based in New York and London. On his retirement from practice, in 2002, AACF had approximately $1 billion of revenue. In 2004, not intending to practice as a chartered accountant after his retirement from professional practice, he ceased to be a member of the ICAEW, of which he was then an inactive,  retired member. Mr Thorp established a consulting business with former colleagues (the ARM Partnership) in 2002. ARM primarily provides financial management, consulting, corporate finance and restructuring solutions for mid-cap public, and privately owned development stage businesses. The ARM Partnership’s clients naturally include at any point in time distressed businesses where Mr Thorp’s experience in corporate restructuring qualifies ARM to advise on appropriate strategies, including corporate sales, restructuring and insolvency. As a result Mr Thorp has, through ARM, served as a director of several public and private companies, including some companies which were already in a distressed situation when Mr. Thorp became a director to evaluate and recommend viable options for such companies, which is some cases included a planned insolvency; in no case has Mr Thorp or ARM been subject to any criticism by regulators in relation to any insolvency in which Mr Thorp or ARM was involved, whether as a director, officer or otherwise.  Mr. Thorp served as a director of Smart Comm International, Ltd.,  since January 2007 through to February 2011.  Mr Thorp currently devotes most of his professional time, under contract through ARM, to providing services to the Company including acting as CFO and a director. The Board of Directors considers that Mr Thorp’s many years served in the accounting profession at a senior level, his financial and business acumen and his experience as a director in and/or advisor to, many development stage companies over thirty years, (in both high-growth value creation, roll-up, restructuring, distress and insolvency situations) qualifies him to serve on the Company’s Board of Directors.

Neil McRae has served as an independent and non-executive director of Four Rivers since May 2009. Mr. McRae was appointed pursuant to the terms of the Company’s then outstanding Series A Preferred Stock, which has since terminated and been cancelled in accordance with the terms of the Company’s Certificate of Designations, Preferences and Rights of Series A Preferred Stock.  Mr. McRae’s career, to date, has spanned some 38 years within the printing industry in the United Kingdom.  From March 1987 to June 2006, Mr. McRae served as a Director of Graphoprint (Clwyd) Limited, a large privately owned printing business in the United Kingdom, where he promoted the adoption of new technologies and practices which culminated in much improved efficiencies and profitability.  From November 2007 to April 2008, Mr. McRae served as a Director of Printroto Limited, a privately owned print management business offering consultation services and printing solutions to U.K. based clients. Mr. McRae’s experience at director level in industry qualifies him to serve on the Company’s Board of Directors.

There are no family relationships (whether by blood, marriage or adoption) between or among the above directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended October 31, 2010, Stephen Padgett, Martin Thorp and Neil McRae each failed to file a Form 4 as required during the applicable period. To the Company’s knowledge, all other Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have adopted a code of ethics that applies to the members of our Board of Directors, our officers, including our principal executive officer and principal financial officer, and all of our other employees. A copy of our code of ethics is filed as an exhibit to a Report on Form 8-K, dated December 4, 2007.  Requests for copies of our code of ethics, which will be provided at no charge, should be sent in writing to 14 South Molton Street, 3 rd Floor, London, W1K 5QP, United Kingdom Attention: Secretary.

Audit Committee

The Company does not have any committees of the Board of Directors at this time. Currently the Board of Directors functions as an audit committee and performs many of the same functions as an audit committee, including the following: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors.  The Company is not a “listed company” under the rules of the Securities and Exchange Commission, and therefore, is not required to have an audit committee comprised of independent directors.  The Board of Directors has determined that its members include two persons, Messrs. Thorp and Padgett, who qualify as an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission. The Board of Directors has determined further that the majority of its current board members are able to read and understand fundamental financial statements and have substantial business experience that results in the members’ financial sophistication.  Accordingly, the Board of Directors believes that its members collectively have sufficient knowledge and experience to fulfil the duties and obligations that an audit committee would have.  In the future, the Board of Directors plans to establish an audit committee and adopt an audit committee charter.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by or awarded to, as applicable, our principal executive officer, principal financial officer and other executive officers during our fiscal years ended October 31, 2010 and 2009, such officers are referred to herein as the “named executive officers.”

Name	Fiscal Year	Base Compensation ($)	Bonus ($)(4)	Equity Awards ($)	Other Compensation ($)	Total Compensation ($)
Stephen Padgett, (1)	2010 2009	156,900 262,100	– 50,000	86,612 –	– –	243,512 312,100

Gary Hudson, (2)	2010 2009	90,000 211,538	– –	– –	71,750	90,000 283,288

Martin Thorp, (3)	2010 2009	150,000 261,000	– –	43,191 1,011,084	– –	193,191 1,272,084

(1)  From February 2, 2009, Mr. Padgett provided consultancy services through a private limited company, P.C.F. Solutions Limited, of which he is a director and majority shareholder. The Base Compensation and Bonus amounts  in the table comprised  (a) amounts  invoiced to the Company by  PCF in respect of  Mr. Padgett’s services  and (b) salary  paid to Mr Padgett as an employee of the Company (prior to February  2009). The amount included within Equity Awards in the table above, reflect the non-cash expense charged in relation to the vesting during the year ended October 31, 2010 of part of the 450,000 share purchase warrants that were granted to Mr. Padgett on April 22, 2010. To assist the Company PCF and Mr. Padgett have agreed to defer the future receipt of $66,141 of Base Compensation included in the table above, but which is unpaid. The terms of this deferral are described in Item 13. This unpaid compensation amounted to $66,141 in the year ended October 31, 2010 and $4,871 in the year ended October 31, 2009.

(2)  Mr. Hudson was an employee of the Company’s US subsidiary until November 1, 2009. He provided his services after that date to the Group as a contractor to the Company. The Base Compensation and Other Compensation (being benefits received by Mr. Hudson mainly in the form of payments for pension fund contributions and health care) in the table include the amounts payable to him in connection with both his employment and consultancy. To assist the Company Mr. Hudson has agreed to defer the future receipt of $38,532 of Base Compensation included in the table above, but which is unpaid. The terms of this deferral are described in Section Item 13. This unpaid compensation amounted to $38,532 in the year ended October 31, 2010 and $10,532 in the year ended October 31, 2009.

(3)  Mr. Thorp provides consultancy services through a private partnership, The ARM Partnership, of which he is the managing partner. The Base Compensation in the table relate to fees invoiced by ARM specifically in respect of Mr. Thorp’s services to the Company. Amounts included within equity awards in the  table above, reflect the non-cash expense charged relating to the vesting in the respective  periods of 450,000 share purchase warrants granted to Mr Thorp on November 19, 2008, which warrants were cancelled and replaced with a like number of new warrants on April 22, 2010, together with 200,000 new warrants also issued to him on April 22, 2010  To assist the Company ARM and Mr. Thorp have agreed to defer the future receipt of $58,500 of Base Compensation included in the table above, but which is unpaid. The terms of this deferral are described in Item13. This unpaid compensation amounted to $58,500 in the year ended October 31, 2010 and $2,250 in the year ended October 31, 2009.

Compensation Discussion and Analysis

The compensation of our executive officers is designed to attract, as needed, individuals with the skills necessary for us to achieve our objectives, retain individuals who perform at or above our expectations and reward individuals fairly over time. As a development stage company, our requirements and objectives will change, sometimes quickly, in the course of a year, and therefore, our hiring and compensation plans will have to change to accommodate the needs of the Company at the time of hiring, and the competitive aspects of the market place. As a small company, we recognize that while we must pay salaries which help us to attract and retain talented executives who will help our company grow, we must do so within budgetary constraints and as a consequence, we intend to build into compensation packages (a) discretionary bonus arrangements and (b) stock purchase warrants to reflect the fact that affordable base compensation levels are unlikely to be adequate to attract and retain people of the caliber and experience that we need  and to reflect our preference to create a strong bond of mutuality, through equity participation, between our key people and the Company, which would not be possible given our inability to pay salaries to certain of our key people that are commensurate with levels earned by them in previous positions

Although we consider industry comparable figures, our compensatory decisions do not depend on them.  There were no benchmarks established or specifically considered in establishing compensation levels.  Additionally, because a number of our executives are residents of the United Kingdom, the expense of living in that country and the currency differentials between the United States dollar and the English pound are considered when determining the overall compensation. We do not have any formal written policies, specified targets, goals or conditions with regard to bonus and other discretionary compensation, in determining how specific forms of compensation are structured or implemented to reflect the individual performances and/or individual contributions to the specific items of the Company's performance.

Currently, the Company does not have a formal stock option based compensation plan, which would provide for options, restricted stock and other equity awards.  The Board of Directors has considered adopting such a plan, but no action was taken during the 2010 fiscal year.

The base compensation of our executive officers during fiscal years 2009 and 2010 comprised on amounts payable in cash and non-cash amounts charged in our financial statements in accordance with US GAAP rules in respect of the issuance to individuals of stock purchase warrants, which were issued at the market price at the date of issuance. Stock purchase warrants are regarded as effective methods of compensation given our need to attract experienced persons who we are unable to compensate fully in cash during our development phase. Stock purchase warrants are regarded by the Company’s Board of Directors as highly efficient since they are no real value to the holder on issue and may only become of possible value to the holder in the event that (i) the Company’s share price improves significantly, during the currency of the warrant, and (ii) there is adequate future volume or other liquidity event to enable the warrant to be exercised and the underlying shares realized within a reasonable time; both of which circumstances are of substantial importance and value to the shareholders generally and to the Company.

As explained in the footnotes to the table set out above, during fiscal years 2009 and 2010 our executive officers agreed, at the request of the Company, to defer receipt of certain amounts of Base Compensation due to them, to assist the Company during periods of tight working capital, These deferred amounts of compensation are subject to formal agreements which determine that they may only be paid in certain circumstances defined by the Company as further discussed in Item 13. In addition to the executive officers and directors agreeing to defer certain cash compensation due to them, other key contractors and/or employees have also agreed to make similar concessions to the Company, as also further explained in Item 13.

We intend to use equity grants to reward and attract long-term performance and to ensure that our executive officers and other key employees and long-term contractors have a continuing stake in our long-term success. These grants will take into account the equity ownership stake the person has in the Company. Authority to make equity grants of this kind rests with our Board of Directors. In determining the size of the grant, the Board will consider several factors that will be based upon (a) the equity or equity type  ownership stake that the person has in the Company relative to peers, (b) the development and achievement of various objectives and bench-marks within  the business plan of the a Company and the individual’s performance within the context of such developments and (c) the recommendations of our Chief Executive Officer.

Warrants to subscribe for common stock have been issued by the Company to its directors and key executives, long-term consultants and employees as follows:

A.

On November 19, 2008, the Company granted warrants to subscribe for up to 625,000 shares of common stock in the Company. These warrants were issued to certain officers, consultants and employees as compensation for service. The warrants had an exercise price of $2.45 per share and an expiration date of November 19, 2015. The warrants vested upon grant. The number of warrants issued in this grant to directors were:

a.

Mr. Thorp: 425,000 warrants (which have subsequently been cancelled and reissued on modified terms as described in below)

B.

On April 22, 2010 the warrants issued on November 19, 2008 were cancelled and immediately replaced by warrants to subscribe for the same number of shares (625,000) and issued to the same holders, but with terms that were modified primarily so as to (a) reflect the then current market price ($0.47 per share) as the exercise price and (b) to impose future vesting dates on the majority the warrants, whereas they had all vested immediately under the original warrant terms (the “Modified Warrants”).

C.

On April 22, 2010 the Company issued new warrants to subscribe for up to 700,000 shares of common stock in the Company to certain executive officers, directors, consultants and employees as compensation for service on the same terms as the Modified Warrants. The number of warrants issued in this grant to executive officers/directors were:

a.

Mr. Padgett: 450,000 warrants (which have subsequently been cancelled and reissued on modified terms as described in below)

b.

Mr. Thorp: 200,000 warrants (which have subsequently been cancelled and reissued on modified terms as described in below)

c.

Mr. McRae: 50,000 warrants (which have subsequently been cancelled and reissued on modified terms as described in below)

D.

On November 17, 2010, of the previously issued 1,325,000 share purchase warrants (described in B and C above), 662,533, being the number of warrants that were then deemed by the Company (and accepted by the warrant holders) as having not vested at that time, were altered so that (a) the exercise price was changed to $0.40, being the market price at the date of the alteration; and (b) the future vesting conditions were changed as follows:

•

25% of the 662,533 deemed unvested warrants is exercisable upon the successful raise of new equity or equity based capital of $1,500,000 or more;

•

25% of the 662,533 deemed unvested warrants is exercisable when the Company commences production for sale of electricity or bio-diesel products;

•

25% of the 662,533 deemed unvested warrants is exercisable when the Company reaches sustainable production levels of electricity and / or biofuels which, according to the Company’s annual board of directors’ approved business plan for that year, are expected to generate sustainable annual EBITDA of at least $4,000,000; and

•

25% of the 662,533 deemed unvested warrants is exercisable when, the Company reaches production levels of electricity or biofuels which, according to the Company’s annual board of directors’ approved business plan for that year, are expected to generate sustainable annual EBITDA of at least $6,000,000.

E.

On November 17, 2010 the remaining 662,467 warrants, out of the total 1,325,000 warrants in issue at that time, were deemed by the Company (and accepted by the warrant holders) to have vested at that time and the exercise price of $0.47 per warrant was not altered.

F.

On November 17, 2010 the Company granted new warrants to subscribe for up to 905,659 shares of common stock. These warrants were issued to certain executive officers, directors, consultants and employees as compensation for service. The warrants have an exercise price of $0.40 and vest as follows:

•

20% of the warrants issued vested immediately upon issue;

•

20% of the warrants issued vest upon the successful raise of new equity or equity based capital of $1,500,000 or more;

•

20% of the warrants issued vest when the Company commences production for sale of electricity or bio-diesel products;

•

20% of the warrants issued vest when the Company reaches sustainable production levels of electricity and / or biofuels which, according to the Company’s annual board of directors’ approved business plan for that year, are expected to generate sustainable annual EBITDA of at least $4,000,000; and

•

20% of the warrants issued vest when, the Company reaches production levels of electricity or biofuels which, according to the Company’s annual board of directors’ approved business plan for that year, are expected to generate sustainable annual EBITDA of at least $6,000,000.

The number of warrants issued in this grant to executive officers/directors were:

a.

Mr. Padgett: 256,649

b.

Mr. Thorp: 224,138

c.

Mr. Hudson: 14,872

d.

Mr. McRae: 50,000

As the Company has developed its business plan, the Board of Directors has considered from time to time that it was appropriate and in the best interest of the Company to modify the vesting terms of certain previously issued stock purchase warrants (as set out in B and D above) so as to introduce time and/or performance related vesting conditions to those warrants. The Holders agreed to such modifications since they considered that such changes would be beneficial to the Company and therefore themselves as warrant holders and where appropriate shareholders. The Company also reset the exercise price of these modified warrants to reflect the decline in market price of the Company’s stock in order to ensure that the warrants continued to serve their intended compensatory purpose.

In summary, the total number of outstanding warrants to purchase shares of common stock in the company issued to certain executive officers, directors, consultants and employees as compensation for service amounted to (a) The 1,325,000 warrants issued in April 2010 (662,533 of which had terms modified in November 2010) and (b) the 905,659 warrants issued in November 2010; being a total of 2,230,659 of which 843,599 have vested.

By way of summary of these warrant issues, cancellations and modifications (listed in A to F above), the table shown below shows, as of February 4, 2011, the aggregate number of share purchase warrants that are outstanding (vested and non yet vested), which have been issued to each of the directors; together with the total number of shares of common stock owned by each director.

Name	Warrants issued and Outstanding (A)	Common shares owned (B)	Aggregate of (A) & (B)
Stephen Padgett	706,649	347,553	1,054,202
Martin Thorp	874,138	23,921	898,059
Gary Hudson	14,872	668,371	683,243
Neil McRae	100,000	0	100,000

Outstanding Equity Awards as at Fiscal Year Ended October 31, 2010

Name of Executive Officer	Number of shares underlying vested warrants (b)	Number of shares underlying unvested warrants	Warrant exercise price ($)	Expiration date of the warrant (a)
Stephen Padgett	250,000	200,000	0.47	October 31 2018- October 31, 2019
Martin Thorp	361,111	288,889	0.47	October 31, 2018 – October 31, 2019
Gary Hudson	-	-	-	-

(a)

half of the un-vested warrants expire on October 31, 2018 and half on October 31, 2019

(b)

a small number of the warrants which were vested at October 31, 2010 were deemed to have been unvested as part of the subsequent warrant issuance referred to in paragraph D.

Employment and Consulting Agreements

Mr. Stephen Padgett

On February 2, 2009, we entered into a services agreement with P.C.F. Solutions Limited, a limited corporation organized under the laws of the United Kingdom (“PCF”), which is owned and controlled by Mr. Padgett. Pursuant to this agreement PCF shall make Mr. Padgett available to provide certain services to the Company.  Under the terms of the agreement, Mr. Padgett shall not be required to spend more than 3 days a week or 45 weeks a year in providing services to the Company.  The agreement, which has an original termination date of January 1, 2010, was renewed for an additional one year period. In consideration for Mr. Padgett’s services, PCF was entitled to receive a monthly fee of $23,500, exclusive of taxes. Under the terms of the agreement, Mr. Padgett may receive warrants from the Company as further consideration for his services and to provide an incentive to Mr. Padgett and, accordingly, to date he has been granted 706,649 warrants to subscribe for shares in our common stock as more fully described in the “Compensation Discussion and Analysis” above.

The agreement contains customary non-competition and confidentiality provisions.

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

In view of the cash constraints upon the Company all of the executive officers accepted reduced and / or deferred payments of amounts which would otherwise have been due and payable under their employment or consultancy contracts since the last quarter of 2009. These agreements were formally documented by way of exchange of letters between the Company and each director / officer on September 13, 2010, which letters constituted a change to the conditions of the aforementioned contract.

Under the terms of the modification letter between the Company and PCF the following modified terms are effective and in other respects the terms of the original contract remain in force:

•

The amount of compensation that was due to, but has not been paid to PCF in respect of Mr. Padgett’s services in the years ended October 31, 2009 and 2010 and which PCF and Mr. Padgett have agreed to defer on the basis set out in Item 13 amounted to $66,141 and $4,871  respectively.

•

PCF is to receive a reduced monthly fee of $10,000 for services provided by Mr. Padgett, which amount shall remain in force until such time as the Company commences commercial production of bio-fuel, or earlier at the discretion of the Board of Directors, at which time the compensation amount will be reviewed with the intention of establishing a more appropriate market based compensation arrangement.

•

The contract for services has been extended indefinitely, but with a reduced termination notice period of three months to be served by either party, which notice period shall be further reduced as regards Mr. Padgett’s right to serve notice if the revised monthly fee is not paid on a timely basis.

Mr. Martin Thorp

On August 1, 2008, we entered into a services agreement with The ARM Partnership, a partnership organized under the law of the United Kingdom  (“ARM”), of which Mr. Thorp is the Managing Partner. Pursuant to this agreement ARM shall make Mr. Thorp available to provide certain services to the Company. Under the terms of the agreement, Mr. Thorp shall not be required to spend more than 4 days a week or 45 weeks a year (the “Time Commitment”) in providing services to the Company.

The agreement, which had an original termination date of January 1, 2010, was renewed for an additional one year period. In consideration for Mr. Thorp’s services, ARM is entitled to receive a monthly fee of $22,500, exclusive of taxes. Under the terms of the agreement, Mr. Thorp may receive warrants from the Company as further consideration for his services and to provide an incentive to Mr. Thorp and, accordingly, to date he has been granted 874,138 warrants to subscribe for shares in our common stock as more fully described in the  “Compensation Discussion and Analysis” above.

The agreement contains customary non-competition and confidentiality provisions.

In view of the cash constraints upon the Company all of the executive officers accepted reduced and / or deferred payments, of amounts which would otherwise have been due and payable under their employment or consultancy contracts since the last quarter of 2009. These agreements were formally documented by way of exchange of letters between the Company and each director / officer on September 13, 2010, which letters constituted a change to the conditions of the aforementioned contract.

Under the terms of the modification letter between the Company and ARM the following modified terms are effective and in other respects the terms of the original contract remains in force:

•

The amount of compensation that has not been paid to ARM in respect of Mr. Thorp’s services in the year ended October 31, 2010 and 2009 and which ARM and Mr. Thorp have agreed to defer on the basis set out in Item 13 amounted to $58,500 and $2,250, respectively.

•

ARM is to receive a reduced monthly fee of $9,500 for services provided by Mr. Thorp, which amount shall remain in force until such time as the Company commences commercial production of bio-fuel, or earlier at the discretion of the Board of Directors, at which time the compensation amount will be reviewed with the intention of establishing a more appropriate market based compensation arrangement.

•

The contract for services has been extended indefinitely, but with a reduced termination notice period of three months to be served by either party, which notice period shall be further reduced as regards ARM’s right to serve notice if the revised monthly fee is not paid on a timely basis.

Mr Gary Hudson

On February 2, 2009 we, through our US subsidiary, entered into a one year employment agreement with Mr Hudson under which    he was entitled to receive a base salary of $250,000 per year. Prior to that date, Mr. Hudson was paid an equivalent amount, as approved by the Board, although no formal contract existed at that time. The agreement contains customary non-competition and confidentiality provisions. On November 1, 2009, this employment contract terminated and replaced with a contract whereby Mr. Hudson provides services under contract to the Company for the same equivalent compensation level.

In view of the cash constraints upon the Company all of the executive officers accepted reduced and / or deferred payments, of amounts which would otherwise have been due and payable under their employment or consultancy contracts since the last quarter of 2009. These agreements were formally documented by way of exchange of letters between the Company and each director / officer on September 13, 2010, which letters constituted a change to the conditions of the aforementioned contract.

Under the terms of the modification letter between the Company and Mr. Hudson the following modified terms are effective and in other respects the terms of the original contract remains in force:

•

The amount of compensation that has not been paid to him in the year ended October 31, 2010 and 2009 and which he has agreed to defer on the basis set out in Item 13 amounted to $38,532 and $10,532, respectively.

•

Mr Hudson is to receive a reduced monthly salary of $7,000 which amount shall remain in force until such time as the Company commences commercial production of bio-fuels, or earlier at the discretion of the Board of Directors, at which time the compensation amount will be reviewed with the intention of establishing a more appropriate market based compensation arrangement.

•

The contract for services has been extended indefinitely, but with a reduced termination notice period of three months to be served by either party, which notice period shall be further reduced as regards Mr. Hudson’s right to serve notice if the revised monthly fee is not paid on a timely basis.

Directors Compensation

The Company intends to develop a compensation plan for its outside directors, which may include cash remuneration, reimbursement of expenses and options or other grants of common stock, which will likely vest over a period of years and be exercisable for a substantial number of years after vesting. The Company does not plan to compensate employee directors for attending meetings, but it does plan to reimburse them for their out-of-pocket expenses for attending meetings. The Company does not yet have any policies for compensation of outside directors. During the fiscal year ended October 31, 2010, Neil McRae, the Company’s only outside director, received compensation from the Company for services provided under a consulting agreement, as set forth in the table below.

Name	Fiscal Year	Base Compensation ($)	Bonus ($)	Equity Awards ($)	Other Compensation ($)	Total Compensation ($)
Neil McRae (1)	2010	$24,800	-	$12,470	-	$37,270

(1)  Mr. Neil McRae, who has been a non-executive director of the Company since May 2009, provided his services to the Company under a contract for services.

Indemnification Agreements

We have entered into indemnification agreements with each of Gary Hudson, Stephen Padgett, Martin Thorp, These agreements provide that the Company will indemnify such persons for certain actions taken against such persons by reason of their employment by the Company and reimburse them for their expenses of defense. The provision of indemnification by agreement is in addition to any indemnity insurance taken out by the Company and the rights of indemnification provided under the Articles of Incorporation and the law of the State of Nevada.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the common stock beneficially owned as of February 8, 2011 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage Class Beneficially Owned (3)
Stephen Padgett	623,872	(4)	7.51%
Gary Hudson	671,345	(5)	8.36%
Martin Thorp	393,732	(6)	4.69%
Neil McRae(7)	34,999		*
Citco Global Custody NV Ref: Quasar (8)	443,590		5.52%
Gordon Weightman (9)	430,571		5.36%
Kreido Biofuels Inc. (10)	1,080,000		13.12%
All Directors and Executive Officers as a Group (4 persons)	1,723,998		19.78%

* Less than 1%

(1)   Except as otherwise indicated above, the address of each director and executive officer identified is c/o Four Rivers BioEnergy Inc., 14 South Molton Street, 3 rd Floor, London, W1K 5QP, United Kingdom. Except as indicated in the other footnotes to this table, each person named in this table has sole voting and investment power with respect to all shares of stock beneficially owned by that person.

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

(3)   Based on a total of 8,029,686 shares of common stock issued and outstanding as of February 8, 2010.

(4)   Includes 116,789 shares held by Mr. Padgett, as trustee, for members of his family under a deed of trust, and 276,319 shares of common stock that Mr. Padgett has the right to acquire under outstanding warrants exercisable within 60 days.

(5)   Includes 501,270 shares held by Mr. Hudson, as trustee, for member of his family under a deed of trust, and 2,974 shares of common stock that Mr. Hudson has the right to acquire under outstanding warrants exercisable within 60 days.

(6)   Includes 369,811 shares of common stock that Mr. Thorp has the right to acquire under outstanding warrants exercisable within 60 days.

(7)

Comprises 34,999 shares of common stock that Mr. McRae has the right to acquire under outstanding warrants exercisable within 60 days.

(8)   Citco Global Custody NV Ref: Quasar, of 2600 Citco Data Processing, Cork Airport Business Park, Kinsale Road, Cork City, Eire, is an investor.

(9)   Gordon Weightman, Riverside Farmhouse, Kirkby Mills, York, Yorkshire, UK, is a founder shareholder and previously a contractor to the Company.

(10)   Issued as part of consideration for acquisition of assets from Kreido Biofuels Inc of 1070 Flynn Road, Camarillo, CA 93010, USA.  Includes 200,000 shares issuable upon exercise of warrants, but does not include 300,000 shares being held in escrow as contingent consideration.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Contracts with Parties that are related to our Directors and Officers:

The Company has entered into the following transactions with related parties who are directors, executive officers and/or shareholders of the Company, as described in more detail below:

Services provided by PCF Solutions Limited to the Company

On February 2, 2009, the Company entered into a contract with P.C.F. Solutions Limited (“PCF”), a private Limited Company, of which Mr. Stephen Padgett, our Chief Executive Officer, is a director and majority shareholder. Under the terms of this contract, PCF provides the Company with services of certain of its employees, who provide the Company with accounting and administrative support.

Since February 2, 2009 PCF has also supplied Mr. Padgett’s services to the Company under contract and Mr. Padgett’s compensation is paid to him via the service contract with PCF. Mr. Padgett was an employee of the Company from January 2008 to January 2009 and prior to his employment he provided services as a part-time contractor.

Amounts charged to the Company under these arrangements are set out in the Related Party Payments Summary Table below.

Services provided by PCF to Four Rivers Biofuels Limited

On September 16, 2010, the Company’s subsidiary, Four Rivers Biofuels Limited (“Biofuels”), entered into a series of agreements with PCF, whereby PCF agreed to provide payroll, accounting support, business planning and financial modelling support, human resources and general management services to Biofuels.

The monthly payments due to PCF under these agreements reflect the charges for the provision of services by specific individuals and an amount to contribute to the cost of PCF’s offices in Stockton upon Tees, which now serves as Biofuels’ administration offices in addition to being PCF’s office. Services were provided in line with this agreement since February 2010 on a transitioning basis. PCF and Biofuels are required to provide three months’ notice to the other party to terminate the agreements.

PCF currently provides all services to the Company and Biofuels at a discount to market prices and on a flexible basis, to accommodate the Company during a period of shortage of working capital.

Amounts charged to Biofuels under this contract are set out in the Related Party Payments Summary Table below.

Services provided by the ARM Partnership to the Company

On February 1, 2009, the Company entered into a contract with The ARM Partnership (“ARM”), a private UK partnership of which Mr. Martin Thorp, the Company’s Chief Financial Officer, is the managing partner.  Mr. Martin Thorp is being compensated under this agreement for being the Company’s Chief Financial Officer.

Under the terms of the agreement, ARM also provides the Company with the services of Mr. Robert Galvin, a partner of ARM, who is the Company’s Corporate Secretary, and in addition provides compliance and business services at agreed rates, which are a direct re-charge of the payments made to Mr. Galvin byARM related to the services that he provides to the Company.

Amounts charged to the Company under this contract are set out in the Related Party Payments Summary Table below.

Services provided by Mr. Gary Hudson

Mr. Hudson, who has been a director of the Company since March 2007, provided his services as an employee of the Company’s US subsidiary until November 1, 2009, after that date he provided his services as a contractor to the Company. Amounts charged to the Company under these arrangements are set out in the Related Party Payments Summary Table below

Services provided by independent, non-executive directors

Mr. Neil McRae, who has been a non-executive director of the Company since May 2009, provided his services to the Company under a contract for services.

Mr. John Nangle, who was a non-executive director of the Company from December 2007 to April 2009, provided his services to the Company under a contract for services.

Amounts charged to the Company under these arrangements are set out in the Related Party Payments Summary Table below.

Services provided by employees and contractors who are also shareholders

Certain of the shareholders of The Four Rivers BioEnergy Company Inc., who received shares of our common stock by virtue of the acquisition of that company in 2007 (“founding shareholders”), have also provided services to the Company under contract or as employees of the Company and/or its subsidiaries, from time to time since the inception of the Company on March 9, 2007.

Amounts charged to the Company under these arrangements are set out in the Related Party Payments Summary Table below.

Services provided by the holder of our Series A Preferred Stock

The holder of our Series A Preferred Stock (International Capital Partners SA (“ICP”)) received payments, prior to the cancellation of the Series A Preferred Stock on October 31, 2009, in respect of (a) their role as a placement agent in the Private Placements of Shares of Common Stock, which they arranged in 2007 and 2008 and (b) in respect of certain consulting contracts entered into by the Company and ICP to provide corporate finance, investor relations and related advice and support.

Amounts charged to the Company under these arrangements are set out in the Related Party Payments Summary Table below.

Related Party Payments Summary Table			From inception (March 9, 2007 -	From inception (March 9, 2007 -

	Years Ended October 31
	2010	2009	October 31, 2009)	October 31, 2010)
	$	$	$	$
Mr. Stephen Padgett (both from employment and as a PCF consultant)	156,900	312,100	789,667	946,567
PCF Solutions Limited (excluding Mr. Stephen Padgett)	338,873	282,913	376,191	715,064
ARM Consulting fees (Mr. Martin Thorp)	150,000	261,000	501,198	651,198
ARM Consulting fees (Mr. Robert Galvin)	44,500	159,300	215,479	259,979
Mr. Gary Hudson	90,000	254,274	834,239	924,239
Mr. Neil McRae	24,800	21,000	21,000	45,800
Mr. John Nangle	-	21,000	69,965	69,965
Founding Shareholders (excluding directors)
Who were engaged on a long-term basis on our US projects	84,029	775,101	2,181,975	2,266,004
Who provided other consulting services to the group	-	190,000	803,511	803,511
International Capital Partners S.A.(“ICP”)
Consulting fees	-	475,000	675,000	675,000
Commissions payable regarding private placements			2,636,558	2,636,558
Total	889,102	2,751,688	9,104,783	9,993,885

Deferred Compensation due to certain Related Parties

In view of the cash constraints upon the Company and to assist the Company, PCF, ARM, Mr. Hudson and Mr. McRae  agreed with the Company on September 13, 2010 to defer payment of certain amounts of compensation that was due and payable to them as shown in the table below.  In addition, as a further term of the agreement dated September 13, 2010 and in order to further assist the Company; each of these parties agreed to accept a reduction in their compensation.  The reduced amounts and further modified terms are set out in Item 11.

In the case of PCF and ARM these deferrals related to payments due under contract with PCF and ARM respectively for the services of Mr. Padgett and Mr. Thorp; and also to other payments due to PCF and ARM for the services of other PCF employees and, in the case of ARM, Mr. Galvin; as described above.

Under the terms of the agreements governing the deferred amounts payable, repayment will be made (a) once an investment or a series of investments is made into the Company which involves a cash receipt (or aggregate cumulative cash receipts) of at least $2 million, which includes some element of equity issuance (including warrants, options or shares of any class or type). Payment will be made immediately or against a payment plan to be approved by the board of directors , but not to exceed (at least as regards an amount equal to 10% of the invested amount) one year from the date that aggregate investments reach $2 million (the ‘Due Date’). Interest at 4% per annum shall accrue on the unpaid balance from July 31, 2010 until the Due Date and then at 8% per annum after the Due Date and any repayment plan must treat each creditor equally; or (b) in the event that the creditor’s contract is terminated by the Company or the Company ceases to be actively engaged in its waste-to-energy development plan or becomes insolvent, in which cases the amount becomes payable immediately.

	Compensation Payable
	October 31,
	2010	2009
	$	$
Mr. Stephen Padgett (both from employment and as a PCF consultant)	66,141	4,871
PCF Solutions Limited (excluding Mr. Stephen Padgett)	40,401	5,025
ARM Consulting fees (Mr. Martin Thorp)	58,500	2,250
ARM Consulting fees (Mr. Robert Galvin)	18,900	1,350
Mr. Gary Hudson	38,532	10,532
Mr. Neil McRae	8,400	-

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The NASDAQ Stock Market, although not required as the standard for the Company as it is traded on the Over-the-Counter Market, considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that Neil McRae is an "independent director" as defined under the rules of The Nasdaq Stock Market.

Item 14.  Principal Accountant Fees and Services

Principal Accountant Fees

On December 22, 2010, the Company notified RBSM LLP (“RBSM”), the independent registered public accounting firm of the Company, that the Company had engaged a new independent registered public accounting firm, and therefore it was terminating its engagement of RBSM, who had been the principal independent accountants of the Company and had reported on the fiscal year ended October 31, 2009.  The following table shows the aggregate fees billed by our then principal accountant for the audit and other services provided for the fiscal years ended October 31, 2010 and 2009:

	October 31,
	2010	2009
Audit Fees	$115,000	$163,475
Audit Related Fees – Q reviews	72,000	86,500
Tax Fees	-	-
All Other Fees	3,600	24,400
Total	$190,600	$274,375

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

Pre-Approval Policy

All of the audit and non-audit services performed by our principal accountants in connection with billings rendered in fiscal years 2010 and 2009 were approved by our Board of Directors. Our Board of Directors has adopted a policy requiring pre-approval of all services (audit and non-audit) to be performed by our principal accountants. In accordance with that policy, our Board of Directors may delegate to one of its members the approval of such services. In such cases, the items approved will be reported to the Board at its next scheduled meeting following such pre-approval.

PART IV

Item 15. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Med-Tech Solutions, Inc. (1)
3.2	Certificate of Amendment to Articles of Incorporation (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
3.4	By-laws of Med-Tech Solutions, Inc. (1)
3.5	Certificate of Designation for Series A Preferred Stock (3)
4.1	Form of share certificate (1)
10.1	Employment Agreement with Gary Hudson, dated as of February, 1, 2009 (4)
10.2	Services Agreement with PCF Solutions Limited, dated as of February, 1, 2009 (4)
10.3	Services Agreement with The ARM Partnership, dated as of February, 1, 2009 (4)
10.4	Warrant Agreement with Martin Thorp (4)
10.5	Asset Purchase Agreement, dated as of January 28, 2009, with Kreido Biofuels, Inc. (5)
10.6

Subscription and Shareholders Agreement, in the form as executed on April 6, 2009, among BlueCrest Strategic Limited, Elettra Sviluppo S.R.L., Four Rivers BioEnergy Inc. and BF Group Holdings Limited. (6)

10.7	Form of £300,000 Interim Loan to BF Group Holdings Limited or affiliate as executed on April 6, 2009. (6)
10.8	Form of Operations Loan to BF Group Holdings Limited or affiliate, in principal amount of £2,600,000 as executed on April 6, 2009. (6)
10.9	Form of Put Option Agreement, dated April 6, 2009, between Four Rivers BioEnergy Inc. and BlueCrest Strategic Limited as executed on April 6, 2009. (6)
10.10	Form of Warrant issued to BlueCrest Strategic Limited for 200,000 shares of common stock of Four Rivers BioEnergy Inc., as executed on April 6, 2009. (6)
10.11*	Letter of Amendment to Services Agreement with PCF Solutions Limited, dated as of September 13, 2010
10.12*	Letter of Amendment to Services Agreement with The ARM Partnership, dated as of September 13, 2010
10.13*	Letter of Amendment to Employment Agreement with Gary Hudson, dated as of September 13, 2010
10.14*	Letter of Amendment to Employment Agreement with Neil McRae, dated as of September 13, 2010
10.15*	Warrant Agreements with Martin Thorp
10.16*	Warrant Agreements with Stephen Padgett
10.17*	Warrant Agreements with Neil McRae
10.18*	Warrant Agreement with Gary Hudson
10.19*	Asset Purchase Agreement between Four Rivers STT Trading Company, Inc., and Strategy Licensing Company LLC dated September 7, 2010
10.20*	Asset Purchase Agreement between Four Rivers STT Trading Company, Inc., and Strategy Advisors LLC dated September 7, 2010
10.21*	Promissory Note to Strategy Funding LLC dated as of September 7, 2010
21.1*	List of subsidiaries of the Company
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1*	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Filed herewith.
(1) Incorporated by reference to the Registration Statement filed on Form SB-2 with the Securities and Exchange Commission on January 28, 2005.
(2) Incorporated by reference to the Current Report filed on Form 8-K with the Securities and Exchange Commission on October 30, 2006.
(3) Incorporated by reference to the Current Report filed on Form 8-K with the Securities and Exchange Commission on December 11, 2007
(4) Incorporated by reference to the Quarterly Report filed on Form 10-Q with the Securities and Exchange Commission on March 16, 2009.
(5) Incorporated by reference to the Current Report filed on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009.
(6) Incorporated by reference to the Current Report filed on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2011.

FOUR RIVERS BIOENERGY, INC.

By:	/s/ Stephen Padgett
Stephen Padgett, President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacities	Date

/s/ Stephen Padgett	President, Chief Executive Officer (Principal Executive Officer) and Director	February 15, 2011
Stephen Padgett

/s/ Gary Hudson	Senior Vice President – Operations and Director	February 15, 2011
Gary Hudson

/s/ Martin Thorp	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	February 15, 2011
Martin Thorp

/s/ Neil McRae	Director	February 15, 2011
Neil McRae