Form 10-Q
period 2011-01-31
FOUR RIVERS BIOENERGY INC.
filed 2011-03-17
CIK 1312069

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,329,687 shares of common stock, par value $.001 per share, outstanding as of March 15, 2011.

FOUR RIVERS BIOENERGY INC.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:	4
	Condensed Consolidated Balance Sheets at January 31, 2011 (Unaudited) and October 31, 2010	4
	Condensed Consolidated Statements of Operations for the three months ended January 31, 2011 and 2010 and the period from March 9, 2007 (date of inception) through January 31, 2011 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity the period from March 9, 2007 (date of inception) through January 31, 2011 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flow for the three months ended January 31, 2011 and 2010 and the period from March 9, 2007 (date of inception) through January 31, 2011 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	[Reserved]	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

SIGNATURES		37

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  These factors include the fact that we are a development stage enterprise and we are still developing our first Waste-to-Energy plant, as a consequence we have limited experience with our business plan and several key assumptions inherent in that plan are unproven and untested; the continuing world interest in alternative energy sources, the continued availability of government incentives to support renewable energy and our ability to gain the appropriate licenses to obtain such incentives; our ability to source the feedstock that we require at the right prices, quality and quantity; our exposure to competition in the rapidly changing market for renewable energy and our ability to raise adequate capital to finance the completion of the planned development of our UK plant and fund our working capital requirements.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$555,843	$86,609
Inventory	15,224	21,018
Value added tax refunds receivable	5,607	4,272
Prepaid expenses and other current assets	185,033	134,543
Total Current Assets	761,707	246,442

Land, property plant and equipment, net	3,636,710	1,678,027
Land held for sale	-	3,700,000
Patents and other, net	254,861	260,525
Security deposit	121,141	122,563
Total Assets	$4,774,419	$6,007,557

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,094,966	$1,470,294
Accrued compensation payable	339,985	339,985
Payroll taxes payable	100,870	100,339
Land purchase note	440,000	540,000
Total Current Liabilities	1,975,821	2,450,618

Note payable	-	500,000
Deferred credit on asset purchase	252,000	252,000
Total Long Term Liabilities	252,000	752,000

Commitment and contingencies

Stockholders' Equity
Preferred stock:
Authorized: 100,000,000 shares with par value of $0.001 per share; issued and outstanding: - 0 - shares as of January 31, 2011 and October 31, 2010, respectively	-	-
Common stock:
Authorized: 500,000,000 shares with par value of $0.001 per share:
Issued 8,329,687 shares as of January 31, 2011 and October 31, 2010
Outstanding 8,029,687 shares as of January 31, 2011 and October 31, 2010	8,030	8,030
Additional paid in capital	29,794,247	29,603,027
Accumulated other comprehensive income - foreign currency translation gain	632,025	646,676
Deficit accumulated during development stage	(27,437,985)	(26,999,277)
Stockholders' equity attributable to Four Rivers BioEnergy, Inc. Common Shareholders	2,996,317	3,258,456
Non controlling interest	(449,719)	(453,517)
Total stockholders' equity	2,546,598	2,804,939

Total Liabilities and Stockholders' Equity	$4,774,419	$6,007,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations

	For the Three Months Ended January 31,		For the Period from March 9, 2007 (date of inception) through January 31,
	2011	2010	2011
Revenues	$-	$-	$3,201,412
Cost of goods sold	-	-	(4,196,687)
Gross Loss	-	-	(995,275)

Operating expenses
Professional fees	$117,305	$181,525	$2,432,157
Fair value of shares for services	13,525	-	235,359
Contractors, payroll and administrative expenses	245,802	723,815	9,393,102
Warrants issued for services	191,220	-	2,256,207
Bank charges	1,720	3,547	37,236
Consulting expenses	-	77,446	1,990,000
Depreciation and amortization expense	55,875	43,784	293,415
Asset impairment loss	-	-	4,457,103
Reversal of land sale costs provision	(151,250)	-	(151,250)
Farming costs	-	-	54,633
Other site costs	97,394	282,342	1,964,645
Patent protection costs STT	13,440	12,604	139,841
Relocation, storage and other costs STT	-	11,396	282,775
Office and sundry	(4,300)	77,150	841,397
Property and land taxes and rent expense	(300,683)	120,083	417,523
Telephone and communications	4,068	10,341	106,198
Travel expense	23,712	41,501	1,285,350
Total operating expenses	307,828	1,585,534	26,035,691
	(307,828)	(1,585,534)	(27,030,966)

Loss on sale of STT assets	-	-	(3,400,382)
Loss on sale of land	(423,573)	-	(423,573)
Subsidy received	-	-	279,085
Loss from operations	(731,401)	(1,585,534)	(30,575,836)

Other income (expense)
Gain on sale of scrap and surplus assets	318,240	333,422	1,794,258
Interest income	2,349	1,065	563,859
Interest expense	(40,432)	-	(59,042)
Other income	4,477	25,847	141,104
Forgiveness of debt	-	-	296,714
Total other income	284,634	360,334	2,736,893

Net loss before provision for income taxes	(446,767)	(1,225,200)	(27,838,943)
Income taxes (benefit)	-	-	-

Net loss	(446,767)	(1,225,200)	(27,838,943)
Net loss attributable to the non-controlling interest	8,059	133,369	400,958
Net loss attributable to Four Rivers BioEnergy, Inc. Common Shareholders	$(438,708)	$(1,091,831)	$(27,437,985)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations (continued)

	For the Three Months Ended January 31,		For the Period from March 9, 2007 (date of inception) through January 31,
	2011	2010	2011
Basic and diluted loss per share attributable to Four Rivers BioEnergy, Inc.	$(0.05)	$(0.14)

Weighted average number of basic and diluted common shares outstanding used in loss per share calculation	8,029,687	7,921,356

Comprehensive loss:
Net loss	$(446,767)	$(1,225,200)
Foreign currency translation - loss	(2,794)	(21,045)
Comprehensive loss	$(449,561)	$(1,246,245)
Comprehensive (gain)/loss attributable to the non-controlling interest	(3,798)	200
Comprehensive loss attributable to Four Rivers BioEnergy, Inc. Common Shareholders	$(453,359)	$(1,246,045)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Stockholders' Equity

For the Period from March 9, 2007 (date of inception) through January 31, 2011

						Deficit	Accumulated
						Accumulated	Other
					Additional	During the	Comprehensive		Total
	Number of		Number of		Paid In	Development	Income /	Noncontrolling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Loss)	Interest	Equity
Balance at inception (March 9, 2007), adjusted for recapitalization	-	$-	5,629,716	$5,630	$(5,630)	$-	$-	$-	$-
Shares issued for cash	-	-	1,197,029	1,197	1,998,803	-	-	-	2,000,000
Net loss	-	-	-	-	-	(965,731)	-		(965,731)

Balance, October 31, 2007	-	$-	6,826,745	$6,827	$1,993,173	$(965,731)	$-	$-	$1,034,269
Shares issued for services prior to reverse merger	-	-	1,197,030	1,197	245,303	-	-	-	246,500
Effect of reverse merger and assumption of liabilities	-	-	-	-	(270,185)	-	-	-	(270,185)
Shares issued for cash in December 2007 at $13.77 per share, net	-	-	1,657,881	1,658	22,827,364	-	-	-	22,829,022
Shares issued for fees in December 2007	2	-	-	-	-	-	-	-	-
Shares returned for cancellation in December 2007	-	-	(3,008,028)	(3,008)	3,008	-	-	-	-
Shares issued for cash in July 2008 at $15.26 per share, net	-	-	131,061	131	1,631,433	-	-	-	1,631,564
Foreign currency translation adjustment	-	-	-	-	-	-	(3,531)	-	(3,531)
Net loss	-	-	-	-	-	(4,264,839)		-	(4,264,839)

Balance, October 31, 2008	2	$-	6,804,689	$6,805	$26,430,096	$(5,230,570)	$(3,531)	$-	$21,202,800
Stock warrants issued for compensation	-	-	-	-	1,404,283	-	-	-	1,404,283
Shares issued for asset acquisition in March 2009	-	-	900,000	900	755,100	-	-	-	756,000
Warrants issued for asset acquisition in March 2009	-	-	-	-	131,335	-	-	-	131,335
Stock warrants issued for services in April 2009	-	-	-	-	463,083	-	-	-	463,083
Shares issued for services in October 2009	-	-	216,667	217	179,450	-	-	-	179,667
Foreign currency translation adjustment	-	-	-	-	-	-	660,129	-	660,129
Net loss	-	-	-	-	-	(15,220,007)		-	(15,220,007)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Stockholders' Equity (continued)

For the Period from March 9, 2007 (date of inception) through January 31, 2011

						Deficit	Accumulated
						Accumulated	Other
					Additional	During the	Comprehensive		Total
	Number of		Number of		Paid In	Development	Income /	Noncontrolling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Loss)	Interest	Equity
Balance, October 31, 2009	2	$-	7,921,356	$7,922	$29,363,347	$(20,450,577)	$656,598	$-	$9,577,290
Termination of Preferred Stock	(2)	-	-	-	-	-	-	-	-
Stock warrants issued for compensation	-	-	-	-	197,621	-	-	-	197,621
Shares issued for services in May 2010	-	-	66,666	66	34,601	-	-	-	34,667
Shares issued for services in October 2010	-	-	41,665	42	7,458	-	-	-	7,500
Foreign currency translation adjustment	-	-	-	-	-	-	(9,922)	(60,618)	(70,540)
Net loss	-	-	-	-	-	(6,548,700)	-	(392,899)	(6,941,599)

Balance, October 31, 2010	-	$-	8,029,687	$8,030	$29,603,027	$(26,999,277)	$646,676	$(453,517)	$2,804,939
Stock warrants issued for compensation	-	-	-	-	191,220	-	-	-	191,220
Foreign currency translation adjustment	-	-	-	-	-	-	(14,651)	11,857	(2,794)
Net loss	-	-	-	-	-	(438,708)	-	(8,059)	(446,767)

Balance, January 31, 2011	-	$-	8,029,687	$8,030	$29,794,247	$(27,437,985)	$632,025	$(449,719)	$2,546,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
	For the Three Months Ended January 31,		For the Period from March 9, 2007 (date of inception) through January 31,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(446,767)	$(1,225,200)	$(27,838,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment loss	-	-	4,457,103
Reversal of land sales cost provision	(151,250)	-	(151,250)
Depreciation and amortization expense	55,875	43,785	378,368
Forgiveness of debt	-	-	(296,714)
Shares issued for services	42,864	-	511,198
Stock warrants issued for compensation	148,356	-	2,213,343
Reversal of capitalised cost and interest accruals - non-cash	-	-	71,605
Loss on sale of land	423,573	-	423,573
Gain on sale of scrap and surplus assets	(318,240)	(333,422)	1,606,124
Changes in operating assets and liabilities:
Value added tax refunds receivable	(1,378)	3,839	(5,629)
Inventory	5,524	76,301	(18,367)
Prepaid expenses and other current assets	(51,515)	(84,546)	(348,028)
Deposits	-	-	(129,264)
Accounts payable and accrued liabilities	(360,417)	12,779	1,777,727
Value added tax payable	-	74,938	-
Deferred income	-	63,729	-
Net cash used in operating activities	(653,375)	(1,367,797)	(17,349,154)

Cash flows from investing activities
Purchase of property, equipment and intangible assets	-	(18,832)	(10,586,331)
Plant construction costs	-	-	(1,953,122)
Cash collected from (placed in) escrow	-	200,000	-
Proceeds from sale of assets	463,918	704,220	3,178,970
Proceeds from sale of land	1,500,000	-	1,500,000
Costs associated with sale of assets	(234,664)	(159,483)	(983,641)
Cash acquired in reverse merger	-	-	51,544
Prepaid expenses	-	-	(100,000)
Net cash provided by (used in) investing activities	1,729,254	725,905	(8,892,580)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	-	-	26,460,586
Payment of deferred consideration	(100,000)	(60,000)	(160,000)
Proceeds from (repayment of) note payable	(500,000)	-	-
Repayment of automobile loans	-	-	(40,821)
Repayment of directors loan	-	-	(10,015)
Net cash (used in) provided by financing activities	(600,000)	(60,000)	26,249,750

Effects of accumulated foreign exchange on cash	(6,645)	55,546	547,827
Net increase (decrease) in cash and cash equivalents	469,234	(646,346)	555,843

Cash and cash equivalents at beginning of period	86,609	1,399,437	-
Cash and cash equivalents at end of period	$555,843	$753,091	$555,843

Supplemental cash flow information
Interest paid	$13,123	$-	$20,641
Income taxes paid	$-	$-	$-

Non-cash financing and investing activity
Account payable applied to asset sale	$-	$-	$179,136
Property and equipment purchased on credit and automobile loans	$-	$-	$640,821
Issuance of common stock for property and equipment	$-	$-	$1,008,000
Issuance for warrants for property and equipment	$-	$-	$131,335
Loan receivable applied to asset purchase	$-	$-	$100,000
Prepaid expenses applied to asset purchase	$-	$-	$150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

January 31, 2011 and 2010

(Unaudited)

Note 1:  Organization and Nature of Business

Four Rivers BioEnergy Inc. (“Four Rivers” or the “Company”) was incorporated under the name Med-Tech Solutions, Inc. (which is referred to as MTSI) in the State of Nevada on May 28, 2004, and the Company changed the name on January 25, 2008 to Four Rivers BioEnergy Inc., (reference herein to Four Rivers and the Company includes, where the context requires, the Company and its subsidiaries).  On March 26, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with The Four Rivers BioEnergy Company Inc., a Kentucky corporation (which is referred to as 4Rivers), and all of the shareholders of 4Rivers to acquire 4Rivers by share purchase and share exchange.  Pursuant to the Agreement, MTSI acquired the entire issued and outstanding shares of common stock of 4Rivers in two stages: (a) on March 26, 2007, 15% was acquired in exchange for an investment by MTSI in cash into 4Rivers of $2,000,000; and (b) on December 4, 2007, the remaining 85% was acquired by the issuance of 2,392,059 shares of MTSI’s common stock to the shareholders of 4Rivers.  On December 4, 2007, as a condition of the acquisition, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock.  As a further condition of the Agreement, the Company received 3,655,087 shares of common stock (647,059 shares were received in October 2007 and 3,008,028 shares were received during the quarter ended January 31, 2008) for cancellation held by certain former stockholders and former management of MTSI.  In addition, a former director agreed to waive his prior loans extended to MTSI amounting to $296,714. Upon consummation of the acquisition, 4Rivers became a wholly-owned subsidiary of the Company. The acquisition of 4Rivers was accounted for as a “reverse merger”, since the stockholders of 4Rivers owned a majority of the Company’s common stock immediately following the transaction and their management has assumed operational, management and governance control. The reverse merger is recorded as a recapitalization of 4Rivers pursuant to which 4Rivers is treated as the surviving and continuing entity.  The Company did not recognize goodwill or any intangible assets in connection with this transaction. Accordingly, the Company’s consolidated financial statements presented for periods prior to the reverse merger are those of 4Rivers. The Company has been a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, since March 9, 2007 (which is regarded as the ‘date of inception’).

On July 30, 2008, the Company raised an additional $1,631,564, net of expenses, in a private placement of 131,061 shares of common stock.

The Company is currently engaged in the final stages of development of an Integrated Waste to Energy Plant which it is developing on a 41 acre secure, developed industrial site that it acquired in April, 2009 in the North East of England. The industrial site was a former Glaxo penicillin plant, which had been partially converted by its previous owners into an operational waste liquid biomass processing plant and an operational biodiesel plant. The Company has invested approximately $6 million to re-configure the acquired site into an Integrated Waste-to-Energy plant, which will use waste liquid biomass as a feedstock. The Company plans to carry out the following principle processes on the reconfigured site: (a) it will process and pre-treat waste liquid biomass, using its established know-how and the waste liquid biomass processing plant located on the site; (b) it will crush rape seed and create virgin oil which will be used as an additional feedstock for blending and will also be sold to food processers under contract to backhaul their used oil output and use as captive waste biomass feedstock; (c) it will produce renewable electricity from generators which it plans to acquire and install, which will use fuel produced by the Company from the processing plant. The site already has access to the power grid through on-site electricity sub-stations; and (d) it will also be able to produce Bio-diesel from its on-site bio-diesel plant, using the processed biomass and virgin oil in a blend as feedstock. Further, the Company plans to vertically integrate into the procurement of waste liquid biomass by acquisition and/or merger of existing established operators in this space. The Company is presently in the final stages of (i) finalizing the planned Integrated Waste-to-Energy plant, which is now at an advanced stage; (ii) finalizing the necessary commercial arrangements and regulatory licenses and permits, to the extent not already in place; and (iii) raising additional funds to enable it to purchase, test and install those items of plant and equipment that it requires before it can commence production and to support planned operations and growth.

Note 2: Going Concern, Liquidity and Management’s Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses for the period from March 9, 2007 (date of inception) through January 31, 2011 of $27,437,985. The Company has negative cash flows from operations since inception of $17,349,154 and has an accumulated deficit of $27,437,985 at January 31, 2011. The limited revenues that the Company has recorded were for a relatively short period in 2009 while it was testing and commissioning its UK bio-diesel plant on a trial basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing to enable it to successfully complete its planned Integrated Waste-to-Energy project and commence its planned operations.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company intends to fund its operations and complete the planned Integrated Waste-to-Energy Plant through equity and debt financing arrangements and it is currently seeking to raise adequate additional financing. There can be no assurance that this additional financing will be made available to the Company on satisfactory terms and conditions, if at all.  In the event that the Company is unable to continue as a going concern, it may be forced to sell assets in order to remain viable or even elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative as a likely outcome, since it is progressing with various potential sources of new capital and the Company anticipates a successful outcome from these activities.  However, the capital markets remain difficult and there can be no certainty about these matters.

The Company consummated an asset sale and loan transaction during the fourth quarter of fiscal 2010 which improved its current asset position by approximately $850,000, including an improvement in cash by $650,000, which itself included the advancement of a $500,000 loan. This transaction provided an element of ‘bridge’ finance ahead of further, more extensive financing initiatives that we are currently working on.

Additionally, as described in Note 6, the Company sold a parcel of land in January 2011. Such sale resulted in net cash proceeds to the Company of approximately $910,000 after repayment of the $500,000 loan referred to above.

Note 3:  Summary of Significant Accounting Policies

 Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q; accordingly, they do not include all the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended October 31, 2010 filed with the Securities and Exchange Commission on February 15, 2011.

Consolidation Policy

The unaudited condensed consolidated financial statements include the accounts of Four Rivers BioEnergy Inc., The Four Rivers BioEnergy Company Inc., The Four Rivers BioEthanol Company Limited, Four Rivers STT Trading Company Inc., Four Rivers STT Technology Inc., Four Rivers Real Estate Inc., BF Group Holdings Limited, Verta Energy Group Limited, Verta Energy Oils Limited, Verta Energy Trading Limited and Verta Energy Generation Limited (collectively the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The 15% third party ownership of BF Group Holdings Limited is recorded as non-controlling interest in the financial statements.

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

Development Stage Company

The Company is considered to be a development stage entity as defined by the FASB ASC Topic 915. The Company has been a development stage entity since March 9, 2007. The Company undertook a testing and commissioning process to establish the quality of bio-diesel product that could be made to certain specification levels, and that suitable volume quantities could be produced consistently, prior to commercial production. During the third and fourth quarters of fiscal 2009, the Company generated trial revenue through these operations of the plant as an initial stage to fully commercializing this plant.

Although the Company has completed commissioning and testing the plant to its satisfaction, it will not commence production until (i) it has raised sufficient capital to enable it to complete the Integrated Waste-to-Energy Plant project, at least to the stage where the Plant has reached the point where significant profits may be reasonably anticipated and (ii) it has raised sufficient working capital to support operations.

The Company is currently negotiating with various parties to obtain access to such capital but there can be no certainty about the outcome of such negotiations. Until such time, if ever, as the Company obtains access to such capital it is not economical to run the plant and it is holding it in a state of readiness to commence commercial scale production at some future date. The Company will remain as a development stage entity until the Plant commences commercial scale production.

The Company has not generated material revenues to date and has incurred significant expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 9, 2007 (date of inception) through January 31, 2011, the Company has accumulated losses of $27,437,985.

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

Basic and Diluted Loss per Share

The Company utilizes ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. The diluted net loss per share for the three month periods ended January 31, 2011 and 2010 does not reflect the effect of 3,155,659 and 1,025,000 shares potentially issuable upon the exercise of the Company’s stock warrants (calculated using the treasury method) because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

Note 4: Non-Controlling Interest

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

Note 5: Property, Plant and Equipment

A breakdown of the Company’s main items of property, plant and equipment are given in the table below:

	January 31, 2011	October 31, 2010
Land – Kentucky	$2,016,663	$-
Plant and equipment	1,799,346	1,807,940
Plant in process	67,877	67,877
Office equipment	3,880	3,925
Automobiles	30,923	31,286
Cost basis	3,918,689	1,911,028
Accumulated depreciation and amortization	(281,979)	(233,001)
Carrying value	$3,636,710	$1,678,027

Depreciation expense was $50,211 and $43,785 for the three month periods ended January 31, 2011 and 2010, respectively.

Depreciation expense was $350,049 for the period from March 9, 2007 (date of inception) to January 31, 2011 of which $84,951 was included as part of cost of goods sold.

Note 6: Land Held for Sale

Between 2007 and 2008 the Company acquired approximately 437 acres of land on a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky.  The total purchase price of the land was approximately $6.3 million.

Based on a valuation of the Kentucky land during the year ended October 31, 2008, the Board concluded that it was appropriate in the circumstances to adjust the carrying value of the land in the balance sheet by an impairment charge of $532,224 at October 31, 2008. Consequently, the land value was reduced to $5,811,240 at October 31, 2008. This reduction in value was a consequence of the general downward trend in the value of land and property across the US during 2008.

During the fourth quarter of the fiscal year ended October 31, 2009 the Company’s management decided that it would commence activities to market and sell the land in Kentucky that it had purchased in early 2008. This land had originally been acquired in the context of the Company’s initial plan to build a green field bio-energy plant on it. Management made this decision because the global capital markets were averse to financing green field bio fuels developments and, in the opinion of management, this situation will prevail for some time to come, and because the cash tied up in the land can be released for better use in operations.  As a result, the Company classified the land as ‘Land Held for Sale’ at October 31, 2009. The Company recorded an impairment charge of $2,111,239 during the fourth quarter of fiscal 2009, reducing the carrying value of the land to $3,700,000, which was the then fair value less estimated costs to sell.

On December 9, 2010, the Company entered into a contract to sell approximately 220 acres of its 437 acre plot of land in Kentucky for total cash consideration of approximately $1,500,000. On January 18, 2011 the sale transaction was completed and the Company received the net proceeds of the sale which amounted to approximately $910,000, after payment of costs, land taxes and redemption of the $500,000 loan which was secured by way of mortgage against the land. The Company recorded a loss of $423,573 on the sale of the land.

Reclassification of ‘Land Held for Sale’ to ‘Land, Property, Plant and Equipment’

During the first quarter of fiscal 2011, the Company made the decision to retain approximately 217 acres of the land that was previously classified as land ‘held-for sale’ for use as a site for a possible future Waste-to-Energy plant.  In January 2011, the Company had an independent appraiser value this 217 acres site at $2,080,000 (market value). The Company’s current intention is to retain this land and not sell it.  Thus, with this renewed intention to hold the remaining land the Company has considered that it should reclassify that land from ‘held-for-sale’ to ‘held-and-used’ during the quarter ending January 31, 2011. As a result, the Company has recorded land with a carrying amount of $2,016,663 as a part of Land, Property, Plant and Equipment at January 31, 2011, this amount being the lower of the current appraised value of the land or the carrying value of the land prior to its classification as ‘held-for-sale’. Upon the decision to retain the land, the Company has reversed a provision which it had previously established for possible land sales costs of $151,250.

Note 7: Intangible Assets

Amortization expense was $5,664 and $0 for the three month periods ended January 31, 2011 and 2010, respectively. Amortization expense was $28,319 for the period from March 9, 2007 (date of inception) to January 31, 2011.Expected amortization expense for each of the next five years is $22,655 per year.

Note 8: Related Party Transactions

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

Services provided by employees and contractors who are also shareholders

Certain of the former shareholders of The Four Rivers BioEnergy Company Inc., who received shares of our common stock by virtue of the acquisition of that company in 2007 (“Founding Shareholders”), but are not now directors or officers of the Company, have also provided services to the Company under contract or as employees of the Company and/or its subsidiaries, from time to time since the inception of the Company on March 9, 2007.

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

Amounts charged to the Company under these arrangements are set out in the Related Party Payments Summary Table below.

Related Party Payments Summary Table
	Three month periods ended January 31		From inception (March 9, 2007 to-
	2011	2010	January 31, 2011)
	$	$	$
Mr. Stephen Padgett (both from employment and as a PCF consultant)	30,000	42,300	976,567
PCF Solutions Limited (excluding Mr. Stephen Padgett)	88,140	35,325	803,204
ARM Consulting fees (Mr. Martin Thorp)	28,500	40,500	679,698
ARM Consulting fees (Mr. Robert Galvin)	6,226	16,200	266,205
Mr. Gary Hudson	21,000	45,750	945,239
Mr. Neil McRae	4,500	7,700	50,300
Mr. John Nangle	-	-	69,965
Founding Shareholders (excluding directors)
Who were engaged on a long-term basis on our US projects	-	42,730	2,266,004
Who provided other consulting services to the group	-	-	803,511
International Capital Partners S.A.(“ICP”)
Consulting fees	-	-	675,000
Commissions payable regarding private placements			2,636,558
Total	178,366	230,505	10,172,251

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

The amounts of the deferred compensation payable at both January 31, 2011 and October 31, 2010 are summarized in the table set out below.

$
Mr. Stephen Padgett (both from employment and as a PCF consultant)	66,141
PCF Solutions Limited (excluding Mr. Stephen Padgett)	40,401
ARM Consulting fees (Mr. Martin Thorp)	58,500
ARM Consulting fees (Mr. Robert Galvin)	18,900
Mr. Gary Hudson	38,532
Mr. Neil McRae	8,400

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

Note 9: Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of preferred stock, with par value of $0.001 per share, of which no shares were outstanding at January 31, 2011 and October 31, 2010.

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $.001 per share.  As of January 31, 2011 and October 31, 2010, there were 8,329,687 shares of common stock issued, respectively, of which 300,000 shares are held in escrow as contingent consideration for the acquisition of the Kreido assets that are not accounted for as outstanding at January 31, 2011 and October 31, 2010. Accordingly, there are 8,029,687 shares of common stock outstanding at January 31, 2011 and October 31, 2010, respectively.

On November 17, 2010, the Company approved the grant of warrants to subscribe for 905,659 shares of common stock. Warrants to purchase 200,000 shares of common stock were issued to certain officers and employees and warrants to purchase 705,659 shares of common stock were issued to consultants for services (including warrants to purchase 495,659 shares of common stock issued to consultants acting as directors). The warrants have an exercise price of $0.40 per share and 20% vested upon grant and the balance will vest based on attainment of various performance conditions. The warrants will expire 7 years from the date of grant. Compensation expense related to employee warrants will be recorded over the vesting periods, based on the grant date fair value of $79,380. Employee compensation expense of $33,485 was recognized during the three months ended January 31, 2011. Compensation expense related to consultant warrants will be recorded over the vesting periods, based upon the fair value of the warrants at each vesting period. The fair value of those warrants was calculated to be $280,076. During the three months ended January 31, 2011 the Company has recorded an expense of $82,364 related to the fair value of the consultant warrants vesting during that period, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 2.25% - 2.63%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 199% - 207%; and (4) an average expected life of the warrants of 6.8 - 7 years.

On November 17, 2010, the Company approved the modification of existing warrants to purchase an aggregate of 662,533 shares of the Company’s common stock to certain executive officers, directors and employees of the Company. Warrants to purchase 25,001 shares of common stock were issued to certain executive officers and the remaining warrants were issued to consultants (including warrants to purchase 550,027 shares of common stock issued to consultants acting as directors). The modified warrants are exercisable at an exercise price of $0.40 per share and will expire 7 years from the date of grant. The warrants vest based on attainment of certain performance conditions. Compensation expense related to employee warrants will be recorded over the vesting periods, based on the grant date fair value of $9,923. Employee compensation expense of $2,752 was recognized during the three months ended January 31, 2011. Compensation expense related to consultant warrants will be recorded over the vesting periods, based upon the fair value of the warrants at each vesting period. During the three months ended January 31, 2011 the Company has recorded an expense of $29,755 related to the fair value of the consultant warrants vesting during that period, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 2.63%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 207%; and (4) an average expected life of the warrants of 6.8 years.

On November 30, 2010, the Company approved the grant of warrants to purchase an aggregate of 125,000 shares of the Company’s common stock to PR Financial Marketing LLC as compensation for consulting services to be provided. The warrants vested upon grant, are exercisable at an exercise price of $0.35 per share and will expire on November 30, 2015. The Company has recorded an expense of $42,864 related to the fair value of the warrants that vested, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.38%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 207%; and (4) an expected life of the warrants of 5 years.

Note 10: Notes Payable

Land purchase note

On December 31, 2009, the Company was obligated to make payment of $600,000 under the terms of a promissory note issued to a vendor of part of the Kentucky land that it acquired in 2007 and 2008. At that time the Company made a partial payment of $60,000 against the amount due and reached an informal and non-binding agreement with the note holder to defer payment of the balance. Since then, and until January 21, 2011, the Company was in default under the term of the promissory note. The note is silent as to an interest rate and therefore no interest has been paid or accrued from the inception of the note. On January 21, 2011 the Company reached agreement with the note holder whereby the terms of the Note were modified by way of an Addendum.

The following are the principal terms of the Addendum:

•

The Company made an immediate payment to the holder of $100,000, reducing the amount of the principal payable thereunder to $440,000.

•

The maturity date of the promissory note was extended to June 30, 2011, although the Company shall have the right to make partial or complete repayments of principal at any time before June 30, 2011 at its option and without further charge or penalty.

•

Interest shall become payable from the date of the Addendum on the remaining principal amount outstanding at the rate of 8% per annum, payable monthly, starting on February 21, 2011.

•

The Company made an immediate payment of $25,000 to the holder as a fee for agreeing to restructure the Promissory Note.

•

The Company has recognized the holder’s claim to be able to enforce a vendor’s lien over the land for the amounts due under the promissory note

•

The Company shall make a contribution to the Holder’s legal costs incurred in connection with the default and rectification thereof in the amount of $10,000. This amount shall become payable when the Principal amount due is repaid in full.

•

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

Note payable

On September 7, 2010 the Company received proceeds of $500,000 pursuant to a promissory note (the “Note”) which was repaid in full, without penalty, in January 2011 from the proceeds of the land sale described in Note 6.

Note 11: Commitments and Contingencies

Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company’s management do not, however, presently expect that any such matters will have a material adverse effect on the Company’s business, financial condition or results of operations.

Note 12 – Subsequent Events

On March 10, 2011, the Company received notice from BlueCrest Strategic Limited (“BlueCrest”) that, pursuant to a Put Option, dated April 6, 2009, by and between the Company and BlueCrest (the “Put Option”), BlueCrest exercised its option (the “Option”) to sell to the Company its 6,875 ordinary shares of £0.10 each (the “Shares”) in BF Group Holdings Limited (“BF Group”). Under the terms of the Put Option, BlueCrest was entitled to receive $1,600,000 from the Company in consideration for the Shares. Also, in connection with the exercise of its Option, BlueCrest exercised a warrant (the “Warrant”) to purchase 200,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) for an aggregate exercise price of $1,600,000. The Warrant was issued by the Company to BlueCrest on April 6, 2009 in connection with the Put Option. Accordingly, upon exercise of the Option, the Company owed BlueCrest $1,600,000 and upon exercise of the Warrant, BlueCrest owed the Company $1,600,000, which the Company and BlueCrest agreed to set-off against each other. In addition, in connection with acquisition of the Shares, the Company issued another 100,000 shares of its Common Stock to BlueCrest. As a result of the acquisition of the Shares, the Company now owns 98.75% of BF Group’s issued and outstanding ordinary shares.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

Formation and Initial Financing

The Company was incorporated under the name Med-Tech Solutions, Inc. (“MTSI”) in the State of Nevada on May 28, 2004, and its name was changed on January 25, 2008 to Four Rivers BioEnergy Inc. (“Four Rivers” or the “Company”). Reference herein to Four Rivers and the Company includes where the context requires, the Company and its subsidiaries.

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

On December 4, 2007, as a condition of the acquisition, the Company raised $22,829,022, net of expenses, through a private placement of 1,657,881 shares of common stock (the “Initial Private Placing”). As a further condition of the Agreement, the Company received 3,655,087 shares of common stock for cancellation held by certain former stockholders and former management of MTSI.  In addition, at that time a former director agreed to waive his prior loans extended to MTSI amounting to $296,714.  Upon consummation of the acquisition, 4Rivers became a wholly-owned subsidiary of the Company.

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

Current Plan of Operations

Our objective is to build and operate a network of ‘Waste-to-Energy’ plants through:

(a) The acquisition of distressed plants, technologies and assets and their subsequent improvement, conversion, development and expansion into ‘Integrated Waste-to-Energy Plants’; and

(b) Specializing in the procurement and processing of liquid waste biomass feedstocks for use in our Waste-to-Energy plants to produce sustainable fuels and/or energy. Where appropriate, we plan to vertically integrate into the supply chain for these feedstocks in order to have better control over the quantity, quality and price of the feedstock.

We use the term ‘Integrated Waste-to-Energy Plant’ to describe our business model which involves conducting many of the processes involved in the generation of sustainable energy and/or bio-fuel from waste liquid biomass feedstocks at one integrated industrial site. This involves, where appropriate:

•

The procurement, processing, storage, mixing and pre-treatment of waste liquid biomass feedstocks; an area in which we have considerable know-how;

•

The generation and sale of sustainable energy (electricity) and/or the production and sale of sustainable bio-fuels from our processed feedstocks; and

•

The further processing and treatment of the various by-products, co-products and waste products from the aforementioned processes for sale and recycling into the fuel, food or animal feed chains.

We believe that our Waste-to-Energy strategy differentiates us in the market in several ways:

•

The careful identification, negotiation, structuring and purchasing of distressed assets and technologies and their subsequent development and improvement into Waste-to-Energy plants (a) substantially reduces the overall capital cost and (b) accelerates the build, testing and permitting timelines; when compared to similar sized ‘green field’ developments;

•

The emphasis on vertical integration of feedstock procurement, processing and pre-treatment substantially reduces risk and uncertainty in the areas of cost, availability, quality and proof of source (for verification of sustainability) of our feedstock;

•

The integration of several key processes on one industrial site, within a natural captive ‘closed loop’, results in substantial cost savings and efficiencies compared to operations that are separated geographically, operationally, logistically and/or legally; andOur business model has variety and choice built into it, for example:

▪

We plan to use various waste and sustainable source feedstocks in our feedstock processing and pre-treatment facilities thereby increasing choice and reducing risks associated with  producers who typically use a single feedstock source; and

▪

We plan to develop several potential or actual sources of revenue, for example revenue from fuel, energy, co-products, by-products and waste-products; and also to build choice into our revenue cycle such that we are able to focus production on sustainable energy or bio-fuels dependent upon market conditions and available government support for sustainable energy and/or bio-fuels, thereby optimizing revenue and profitability dependent upon market conditions.  We will consider broadening our mix of renewable energy revenue streams in the future (e.g. solar and wind), as appropriate, particularly where we acquire land assets that are surplus to our immediate requirements and have development potential and where we have access to adequate power grid capacity.

We are currently at a relatively advanced stage in the development of our first Waste-to Energy plant on an industrial site in the north east of England that we acquired in 2009, which, at the time of our acquisition included a complete operational biodiesel plant and a substantial waste liquid biomass processing plant. We have largely completed the redevelopment of the industrial site into our first Integrated Waste-to-Energy plant; and we now are now seeking to raise the further capital that we need to enable us complete this project.

This proposed Waste-to-Energy Plant will include the following key elements:

1.

Processing of waste liquid biomass into a viable feedstock to use in the production of renewable electricity and/or bio-fuel, deploying the substantial liquid waste biomass processing plant, infrastructure and know-how which we acquired when we purchased the industrial site and which we have expanded and ‘reclaimed’ during our re-development of the site;

2.

Gaining access to waste liquid biomass for use in the aforementioned processing plant through implementing various strategies which enable us to vertically integrate into the feedstock supply chain, thereby enabling us to obtain a desirable degree of control over the waste liquid biomass that we require to feed into our processing plant;

3.

Generating renewable electricity by using the processed feedstock referred to above in diesel engines to produce heat and power and selling the generated electricity directly into the power grid using the on-site electricity sub-stations which are already on our site; and/or using the on-site biodiesel processing plant to produce bio-diesel using the same base feedstock for use in the bio-diesel plant; and

4.

We plan to establish a virgin oil crush and refinery plant on the site; our strategic rationale being (i) we may use virgin oil as a top up feedstock to produce electricity or bio-diesel and our cost of production should be below market cost of oil; and (ii) our market research suggests that we will be able to secure captive supply of ‘back-hauled’ waste cooking oils from food processing customers for our refined rape seed oil.

In addition to our partially complete Waste-to Energy plant, we also own surplus land in and around the industrial site in the UK. The industrial site itself extends to 41 acres and is set within a secure parameter fence. Our Waste-to-Energy plant occupies about half of this acreage. We are exploring alternative uses for the rest of the site, including the potential to use it to develop a solar energy facility, making further use of the on-site electricity sub-stations to sell electricity directly into the power grid. We also own approximately 100 acres of land mainly surrounding the UK industrial site which is zoned for possible future industrial development and therefore provides substantial potential for expansion and development.

In addition we own some 217 acres of land in Kentucky. At the time of the initial private placement in 2007 we acquired some 437 acres of land in Kentucky, which we intended to use as a site for a substantial new-build integrated Biofuels and Waste-to-Energy complex. The subsequent collapse of the global capital markets made it impossible to raise the substantial additional capital (approximately $350 million) that we required for this proposed project and, consequently, we turned our attention to acquiring distressed assets (such as the UK industrial site) to use as an alternative base to develop our Integrated Waste-to-Energy plans. In December 2010 we sold approximately half of the Kentucky land for $1.5m, primarily to release cash for re-investment in the UK plant; and we retained the balance, since it offers the potential for development into a second Waste-to-Energy plant once the UK plant is established, enabling us to deploy the know-how that we have gained in the UK plant development project.

We also own patented technology known as “STT”, which we acquired in 2009, and which we plan to use within our liquid biomass processing plant as we expand its capacity and range of liquid biomass and renewable oil core feedstocks for processing into biofuels and renewable electricity.

Comparison of the three month periods ended January 31, 2011 and 2010 and for the period from March 9, 2007 (date of inception) through January 31, 2011

Results of Operations

We have incurred a net loss of $438,708 for the three month period ended January 31, 2011 and a net loss of $1,091,831 for the three month period ended January 31, 2010. We have incurred a net loss of $27,437,985 for the period from March 9, 2007 (date of inception) through January 31, 2011.

The net loss reported for the three month period ended January 31, 2011 included certain items that were by their nature specific to that three month period and similar items did not arise in the three month period ended January 31, 2010. These items need to be taken into account in making a comparison between periods and comprised:

a)

A loss of $423,573 arising on the sale in January 2011 of part of our land in Kentucky;

b)

Non-cash costs associated with the granting of warrants to purchase common stock to contractors, employees and directors which amounted to $191,220.

c)

The release of accruals previously made in respect of disputed liabilities, including a reduction in real estate taxes, amounting to $371,919, which were settled in our favor during the three month period ended January 31, 2011 and have been credited to the income statement during the period.

d)

The reversal of a provision of $151,250, which had been established to cover the possible costs of selling our Kentucky land, based upon our earlier decision to sell all of it. In the three month period ended January 31, 2011, we reconsidered this earlier decision and decided to retain the part of that land that we did not sell in January 2011 (referred to in (a) above) and retain it for possible future development, rather than sell it.

The general level of costs incurred in the three month period ended January 31, 2011 was at a significantly lower level than in the three month period ended January 31, 2010, due to two primary factors associated with the maturing of our development stage activities:

1.

As we increasingly focused our activity in 2010 and into 2011 on the development of our planned UK Waste-to-Energy plant we reduced or eliminated expenditures on other areas to enable our limited resource to focus on the UK plant;

2.

In the latter part of 2010 and into 2011, with the UK Waste-to-Energy project becoming more mature, our UK plant development activity became increasingly focused on lower cost, but more strategically and commercially important work streams, compared to the relatively labor intensive and costly construction, pilot testing and re-zoning activities which marked the earlier stages of the project.

In both the three month periods ended January 31, 2011 and January 31, 2010, we benefitted from significant levels of other income  ($318,240 and $333,422, respectively) arising from the sale of surplus infrastructure at our UK industrial site which we isolated and sold as we worked on re-zoning the industrial site. In the period from inception (March 9, 2007) to January 31, 2011, this activity generated other income of $1,794,258.

In the period from inception (March 9, 2007) to January 31, 2011 we reported net losses of approximately $27.5 million. The amounts shown represent direct costs of the area of activity together with an appropriate allocation of indirect costs so as to provide an overview of where expenditure and investment has been made on a project-by-project or area-by-area basis as follows:

•

The costs incurred for the proposed Kentucky project prior to its curtailment, including (a) the costs of consultants, employees, feasibility work and early stage construction and ground work and (b) the impairment charges expensed and losses incurred as a result of the decline in land values; which amounted in total to approximately $10.4 million.

•

The net costs and losses which arose in connection with our STT technology, which amounted to approximately $3.8 million

•

Costs incurred in designing, testing and re-configuring the UK industrial plant in the post acquisition period (since April 2009) and preparing it for production and for commercial activity, which amounted in total to approximately $6.0 million.

•

Costs incurred in corporate finance and merger and acquisition search and evaluation activity, which culminated in the identification and acquisition of the UK industrial plant in 2009, amounted in total to approximately $3.5 million.

•

Warrants and shares issued to contractors, directors, executive officers and employees have been expensed in the period. The aggregate amount expensed is approximately $2.5 million. No cash is involved in these items of expenditure, which represent estimates of the value of the warrants and shares issued, calculated in accordance with generally accepted accounting principles.

•

Compliance costs amounted to approximately $1.4million and group executive costs to approximately $0.5 million.

•

Interest income amounted to $0.6 million.

Revenues

We generated revenues, for the first time, of $3,201,412 in the year ended October 31, 2009. These arose primarily from the sale of bio-diesel produced in our UK plant during the testing and commissioning process that we carried out subsequent to our acquisition of the plant in April 2009. We completed the satisfactory commissioning and testing of the bio-diesel plant in the year ended October 31, 2009; and we concluded at that time that we would not produce any more bio-diesel until we had developed our liquid waste biomass feedstock supply strategy to the point where we consider that we have access to such feedstock in the volume required and at costs which underpin a healthy gross margin. Consequently we recorded no revenues in the three month periods ended January 31, 2010 and January 31, 2011.

Operating Loss

The main components of the recorded operating loss during the three month periods ended January 31, 2011 and 2010, and for the period from March 9, 2007 (date of inception) through January 31, 2011 are set out in the table below:

		Three months ended January 31,		Period from inception (March 9, 2007) to January 31,
	Note	2011	2010	2011
Losses in UK Plant
Gross Loss in UK plant	1	$-	$-	$995,275
Indirect Plant overhead costs	2	97,394	587,068	1,964,645
Indirect labour and administrative expenses at UK plant	2	(121,686)	282,342	4,052,319
		$(24,292)	$869,410	$7,012,239
Operating Costs and Expenses (excluding UK Plant)
Professional fees	3	$89,007	$166,409	$2,154,307
Contractors, payroll and administrative expenses	4	178,363	359,487	6,753,210
Consulting expenses	5	-	77,446	1,990,000
STT overhead costs	6	13,440	24,000	422,617
Travel and accommodation expenses	7	15,370	38,276	1,216,577
Occupancy, communications and other central group overheads	8	(17,555)	50,506	684,597
		$278,625	$716,124	$13,221,308

Non Cash Items charged
Fair value of warrants issued to director, employee and contractors for services	9	$191,220	$-	$2,256,207
Fair value of shares for professional services	9	13,525	-	235,359
Asset impairment loss	10	-	-	4,457,103
Reversal of land sale costs provision	10	(151,250)	-	(151,250)
		$53,495	$0	$6,797,419

Other operating income and expenses/losses
Loss on sale of STT assets	11	$-	$-	$3,400,382
Loss on sale of land	12	423,573	-	423,573
Subsidy received	13	-	-	(279,085)
		$423,573	$-	$3,544,870

Loss from Operations		731,401	1,585,534	30,575,836

Notes to ‘operating loss’ table:

1.

The direct cost of sales from the sale of biodiesel in the period from March 9, 2007 (date of inception) to January 31, 2011 exceeded the related sales revenue generated, giving rise to a gross loss of $995,275. This gross loss arose during a short period of testing and commissioning the plant in 2009 and should not be taken as being indicative of the potential gross margin to be produced by the completed Waste-to-Energy plant. Activity during this period was intended to observe, test and prove the technical performance of the plant, rather than to operate it on a commercially viable basis. As explained under the paragraph “Revenues” above we have not and do not expect to re-commence production at the Waste-to-Energy plant until the plant is complete and consequently no gross margin (negative or positive) arose in either the three month period ended January 31, 2011 or the three month period ended January 31, 2010.

2.

In the three month period ended January 31, 2011 we recorded a net credit arising from our UK plant project of $24,292. This credit included the release of accruals previously made in respect of disputed liabilities, including a reduction in real estate taxes, amounting to $335,919, which were settled in our favour during the three month period ended January 31, 2011 and have been credited to the income statement during that period. When adjusted for this, the overhead and indirect labor costs at the UK Plant in the three month period ended January 31, 2011 amounted to $311,627, compared to $869,410 in the three month period ended January 31, 2010 and $6,016,964 (which includes the $335,919 credit described above) in the period from March 9, 2007 (date of inception) to January 31, 2011. The reduction in the level of costs is due to the relatively high cost activity (such as production testing, development and re-zoning activity) which was incurred in the post acquisition period is being replaced with less costly, but strategically and commercially important activity, as the project reaches its final stages.

3.

‘Professional fees’ incurred in the three month period ended January 31, 2011 amounted to $89,007 compared to $166,409 in the three month period ended January 31, 2010. The reduction of $77,402 arises as a result of our focus on the UK plant and a consequent reduction in the level of professional fees incurred across the Company. Professional fees incurred in the period from March 9, 2007 (date of inception) to January 31, 2011 amounted to $2,154,307, which is comprised primarily of compliance, legal, audit and financial and acquisition related advisory fees.

4.

‘Contractors, payroll and administrative expenses’ (excluding those incurred in the UK plant, which are included within the “Losses in UK Plant” numbers in the table) amounted to $178,363 in the three month period ended January 31, 2011, a reduction of $181,124 from the comparable amount in the three month period ended January 31, 2010  (which amounted to $359,487). This reduction reflects a lower headcount arising from focus on the UK plant and a reduction in compensation levels. ‘Contractors, payroll and administrative expenses’ in the period from March 9, 2007 (date of inception) to January 31, 2010 amounted to $6,753,210.

5.

We did not incur any ‘Consulting expenses’ in the three month period ended January 31, compared to a charge of $77,446 in the three month period ended January 31, 2010 and $1,990,000 in the period from March 9, 2007 (date of inception) to January 31, 2011, which included significant one-off consulting costs incurred in 2009 associated with aborted financing activity This trend reflects the general reduction in the use of consultants as we focus our activities around the UK plant project.

6.

‘STT overhead costs’ relate to the maintenance costs of the STT technology and patents acquired in March 2009, including patent protection and storage of the acquired reactors. In the three month period ended January 31, 2011, these costs amounted to $13,440, compared to $24,000 in the three month period ended January 31, 2010 and $422,617 in the period from inception (March 9, 2007) to January 31, 2011. The reduction in costs arises as a result of the sale in September 2010 of a substantial number of STT reactors that were surplus to our requirements, resulting in a reduction in storage costs. We are currently not using the STT technology in our activities, although we anticipate introducing this technology into our Waste-to-Energy plant strategy in due course.

7.

‘Travel and accommodation expenses’ in the three month period ended January 31, 2011 amounted to $15,370 a decrease from the comparable amount in the three month period ended January 31, 2010, which amounted to $38,276. This reduction is due to a lower volume of travel expensed as effort is focused on the UK Plant. In the period from inception (March 9, 2007) to January 31, 2011 travel and accommodation expenses amounted to $1,216,577.

8.

‘Occupancy, communications and other central group overheads (excluding UK plant)’ in the three month period ended January 31, 2011 amounted to a net credit of $17,555. The credit arose because of the reversal during the period of an accrual for $36,000 made in respect of disputed liabilities which were settled in our favour. The adjusted charge in the three month period ended January 31, 2011 of $18,445 compares to a comparable charge of $50,506 for the three month period ended January 31, 2010. In the period from March 9, 2007 (date of inception) to January 31, 2011 these costs amounted to $684,597 (which includes the $36,000 credit described above). The general downward trend in due to the focus of our activity on the UK plant.

9.

We have incurred certain costs and expenses which have been defrayed by the issuance of shares and share warrants rather than cash. In the three month period ended January 31, 2011 these comprised :

a.

An accrual made on account of obligations to issue 39,999 shares of our Common Stock under contracts with third parties for services which resulted in a charge of $13,525. No such charge arose in the three month period ended January 31, 2010. The charge related to the issuance of shares for services in the period from inception (March 9, 2007) to January 31, 2011 amounted to $235,359.

b.

As part of our approach to compensating our senior staff, management and officers we issue stock purchase warrants to selected individuals from time to time. The charge in the three month period ended January 31, 2011 arising in respect of the issuance of such warrants issued amounted to $148,356. No such charge arose in the three month period ended January 31, 2010. We have compensated certain third party service providers from time to time in the form of awarding them with warrants to purchase shares of our Common Stock. The charge associated with the issuance of such warrants in the three month period ended January 31, 2011amounted to $42,864. No such charge arose in the three month period ended January 31, 2010. The aggregate charge related to the issuance of warrants for services in the period from inception (March 9, 2007) to January 31, 2011 amounted to $2,256,207.

10.

Impairment charges arise in connection with the periodic reappraisal of our assets and, in particular:

a.

In the period from March 9, 2007 (date of inception) and January 31, 2011, we recorded aggregate impairment charges of:

i.

$1,538,640 as a result of the elimination of the capitalized costs that we incurred in the Kentucky project upon the cessation of that project; and.

ii.

$2,918,463 in connection with the write off of land options and the decrease in valuation of our Kentucky land in line with the general decline in property values across the USA.

b.

In January 31, 2011 we determined that the land that we continued to own in Kentucky (approximately 217 acres) after the sale of 220 acres of the original 437 acres in January 2011 should be retained for possible future development as a Waste-to-Energy Plant. In 2010 we decided to sell the entire 437 acres of land and we consequently reclassified the entire Kentucky land as ‘Land held for sale’ on our consolidated balance sheet. At that time we set up a provision of $151,240 to cover estimated costs and commissions that would be incurred in the event of a sale of the land taking place. Upon making the decision, in the quarter ended January 31, 2011 to retain the 220 acres of land that was not sold, we reclassified that land back to ‘Land, Property, Plant and Equipment’ in our Consolidated Balance Sheet and we reversed the provision for estimated selling costs ($151,240) that related to the retained land.

11.

In September 2010 we sold our non-core STT plant and equipment to Mr. Jack Dunigan, a former employee and founding shareholder of the Company, as part of a series of connected transactions with entities owned by Mr. Dunigan. Under these transactions we sold to Mr. Dunigan’s companies our non-core STT assets, whilst retaining the ownership of the patents and technology and certain STT reactors for potential use at our UK Waste-to-Energy Plant. We granted to the purchaser a license to use and/or sell the STT technology in the US and we have retained an ongoing interest in the form of a share of future STT based revenues and/or profits of the purchaser. We recorded a book loss on the sale of STT assets of $3,400,382.

12.

In the three month period ended January 31, 2011 we sold 220 acres of our land in Kentucky (as described in footnote 10 above) and incurred a loss of $423,573 on the sale transaction.

13.

On May 24, 2010 the Company’s UK subsidiary which is conducting the development of the UK plant and site was awarded a Research and Development Tax Credit by the UK Government in the amount of $279,085, which is classified as “Subsidy Received” in our Consolidated Statements of Operations for the period from inception (March 9, 2007) to January 31, 2011. Such credits are awarded to businesses which incur labor costs in carrying our research and development work and we satisfied the UK Government that our activities on the UK site in the year ended October 31, 2009 qualified us to receive such credit. Research and Development credits are off-settable against payroll withholding taxes. We decided that it is inappropriate to record such credits until they are awarded and then to record them on the date of award. We intend to make a further application for this type of grant (and others that may be available from time to time) and, accordingly will prepare and submit a Research and Development Grant application for the year ended October 31, 2010. The amount, if any, of the grants to be awarded cannot be judged with reasonable certainty at this time and is therefore not recorded in the consolidated financial statements.

Other income (expense)

The operating loss was offset partially by other income which arose as shown in the table below:

		Three months ended January 31,		Period from inception (March 9, 2007) to January 31,
	Note	2011	2010	2011
Other Income (expense)
Interest income	1	$2,349	$1,065	$563,859
Interest expense and similar charges	2	(40,432)	-	(59,042)
Miscellaneous income (net of related costs)	3	4,477	25,847	141,104
Forgiveness of debt	4	-	-	296,714
		$(33,606)	$26,912	$942,635

Sale of scrap and surplus assets		$463,918	$704,220	$3,027,305
Costs associated with the sale of scrap		(145,678)	(159,483)	(814,791)
Cost basis of other assets		-	(55,197)	(210,058)
Book value of assets sold		-	(156,118)	(208,198)
Net profit from sale of redundant scrapped assets	5	$318,240	$333,422	$1,794,258

Total other income (expense)		$284,634	$360,334	$2,736,893

Notes to ‘other income and expense’ table:

1.

We earned interest income on cash deposits of $563,858 in the period from inception (March 9, 2007) to January 31, 201l. Since the majority of our surplus cash funds had been expended by October 31, 2009 we recorded only modest interest income in the three month periods ended January 31, 2010 and 2011 ($1,065 and $2,348, respectively).

2.

We have incurred relatively minor interest charges, as shown in the table above, since we have limited interest bearing indebtedness. Included in ‘interest expense’ for the three month period ended January 31, 2011 is an amount of $25,000 being a fee paid to the holder of a promissory note in exchange for the holders agreement to restructure the promissory note.

3.

We have recorded various small miscellaneous items of income and related costs, as shown in the table above, which primarily arose from (a) certain licensing and rental income derived from our STT assets, (b) the sale of residual stock and work-in-progress amounts held at the UK site after the period of test and commissioning production activity ceased and (c) other miscellaneous receipts associated with the UK plant.

4.

We benefitted in a credit arising on the forgiveness by a former director, who served prior to the December 2007 reverse merger , of loans made to the Company from him which is shown as a credit of $296,714 in the period from inception (March 9, 2007) to January 31, 2011.

5.

On acquisition of the UK plant and industrial site in March 2009 we identified considerable surplus infrastructure on the site. These included surplus stainless steel, copper wire and other valuable materials embedded in surplus infrastructure as well as certain items of plant which were embedded into the plant infrastructure and were surplus to our requirements. Since the acquisition of the site we have conducted and ongoing program of isolating and extracting such surplus materials, as we re-zoned the plant site and prepared it for our own intended application, and then selling them on the open market. We earned gross cash receipts from this activity amounting to $463,573 in the three month period ended January 31, 2011 and $704,220 in the three month period ended January 31, 2010; and we have generated total gross cash receipts from this activity in the period from inception (March 9, 2007) to January 31, 2011 of $3,027,305. Whilst there is still some further value to be extracted, as we move towards completing the re-zoning of the UK plant site, the amount of scrap sales will become smaller and will be eliminated shortly after the project completes. We have offset the direct cost of labor and materials involved in extracting and selling the surplus materials and any carrying value recorded in the financial statements relative to the scrapped materials, against the gross sales proceeds in calculating ‘Gain on the sale of scrap and surplus assets’ included in ‘Other Income and Expense’ in the ‘Consolidated Statements of Operations’, resulting in a gain arising from sale of scrap and surplus assets in the three month period ended January 31, 2011 of $318,240, compared to $333,442 in the three month period ended January 31, 2010 and $1,794,258 in the period from inception (March 9, 2007) to January 31, 2011.

Assets, Liabilities and Working Capital Adequacy

Property Plant and Equipment

During the three month periods ended January 31, 2011 and January 31, 2010, the Company made no significant purchases of property and equipment.

During the period from March 9, 2007 (date of inception) through January 31, 2011, the Company purchased property and equipment, comprised of the following main categories:

(i)

Acquisition of STT Assets: On January 28, 2009, the Company, entered into an asset purchase and other related agreements with Kreido Biofuels, Inc., a Nevada corporation (“Kreido”), to acquire identified assets owned by Kreido, including certain machinery, patents and intellectual property rights relating to the STT® technology developed by Kreido. The Company plans to use the STT® technology in its UK plant for the production of bio-diesel fuel and other by-products. The transaction closed on March 5, 2009. The aggregate cost of the assets was $4,681,269. Consideration paid included $2,797,210 in cash and the assumption of certain payables, issuance of 1,200,000 shares of the Company’s common stock (of which 300,000 shares are held in escrow as contingent consideration) and a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $8.00 per share with an expiration date of March 5, 2014. The warrant provides for anti-dilution adjustment in limited circumstances and piggyback registration rights with respect to the underlying shares of common stock. The Company also incurred direct acquisition costs of $744,724, related to finders’ fees and legal fees. On September 7, 2010 we sold a the majority of the acquired STT machinery, since we considered that it was surplus to our immediate requirements; and we retained the STT intellectual property and patents together with certain reactors which we plan to use in our UK Waste-to-Energy plant. This transaction is described in Note 12 to the Operating Loss Table set out above.

(ii)

Acquisition of UK Industrial Site to develop into our First Waste-to-Energy Plant: On April 6, 2009, the Company signed a series of related agreements under which we acquired an industrial site and plant infrastructure which included a 22mgpy operational bio-diesel plant, a substantial waste liquid biomass processing plant, three electricity sub-stations, substantial unused industrial infrastructure (industrial buildings and structures), a 41 acre industrially developed site (upon which all of the foregoing was based) and approximately 100 acres of industrially zoned (but presently undeveloped) land, all located near Blyth, Northumberland, in North East England. The acquisition was made from an administrator appointed over the previous owner and developer of the acquired assets, under the terms of a “pre-packaged” acquisition agreement out of said insolvency. The total cost of the acquisition of the assets was $804,623, which was allocated to plant and equipment based on relative fair values. Aggregate cost is comprised of cash paid of $399,627 plus direct acquisition costs of $404,996.

(iii)

Kentucky Land Acquisition and Related Project Capital Expenditure: Our original business plan was to purchase land in Kentucky and construct a differentiated integrated BioEnergy and Waste-to-Energy plant on that land. This original project had a projected capital cost of approximately $400 million. In early 2008 we acquired 437 acres of Kentucky land for approximately $6.2 million and we commenced activity on the site to develop the planned plant. However with the advent of the capital markets crash in mid 2008 it became apparent that we could not raise the substantial amounts of capital required to complete the plant and we subsequently decided to abandon the original plans, put the Kentucky land up for sale and concentrate our resources on seeking to find distressed assets at a deep discount to cost, which we could then develop, with a more modest capital outlay, into Waste-to-Energy plants. This strategy led to the asset acquisitions referred to under (i) and (ii) above. Following the decision to curtail the Kentucky project and attempt to sell the Kentucky land, we recorded aggregate impairment losses amounting to $4,457,103 as a result of (a) the loss arising on the previously capitalized Kentucky project costs and (b) value impairment losses recognized in connection with the decline in value of the Kentucky land in line with the general decline in US property values. In January 2011 we sold 220 acres of our Kentucky land for $1.5 million in cash and recorded a book loss on that transaction of $423,573. At January 31, 2011 we continue to own approximately 217 acres of the original Kentucky land which is recorded at a book value of approximately $2 million in our ‘Consolidated Balance Sheet’ at that date. We currently intend to retain this land since it offers the potential to use as a base for a future Waste-to-Energy plant. The original consideration paid for part of this retained land was in the form of a promissory note issued to the vendor of the land, originally in the amount of $600,000. At January 31, 2011 the amount due under the original promissory note was reduced to $440,000 as part of a restructuring of the note, which is described in “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

At January 31, 2011 the Company had cash balances of $555,843 and a working capital deficit of $1,214,114 compared to cash balances at January 31, 2010 of $753,091 and a working capital deficit of $1,387,474, respectively. We have continued to hold a relatively similar level of working capital at both January 31, 2010 and January 31, 2011, due to the policy which we adopted of selling non-core assets to finance the ongoing development costs of our UK plant. We reported total stockholders’ equity at January 31, 2011 of $2,546,598, compared to $8,331,045 at January 31, 2010.

At January 31, 2011 we had current liabilities of $1,975,821, compared to $2,523,279 at January 31, 2010). Current liabilities at January 31, 2011 mainly comprised (i) $726,235 in our UK plant subsidiary, which comprises (a) $625,365 of amounts due to vendors and accruals arising in the normal course of business in connection with activity at the UK plant (ii) $100,870 of payroll taxes payable, which is being reduced under an informal arrangement agreed with the tax authorities , (b) $440,000 in our subsidiary which owns the land in Kentucky (being the remaining amount due under the restructured promissory note issued, originally in the amount of $600,000, in respect of the Kentucky land purchased in early 2008 (see (iii) under ‘Property, Plant and Equipment’ above)) (c) $339,985, which is due to contractors, officers and directors in respect of unpaid amounts due to them under contracts for services, the payment of which has been deferred by agreement until such future time as the Company has raised additional funds and is able to make payment (c) $469,601 in the parent company that is mainly due to contractors and professional advisers. Most of these creditors have agreed formally or informally to defer receipt of payment either, as in the case of (b) and (c) by way of a formal postponement of payment, or by agreement to repayment plans over time. We are, however, reliant on the ongoing goodwill and support of our creditors ahead of receipt of such additional funds.

At January 31, 2010 the Company’s wholly owned subsidiary, Four Rivers BioEnergy Company, Inc., was in default under the terms of the $600,000 Promissory Note payable (referred to under (b) in the preceding paragraph) which had been due for payment on or before December 31, 2009. Due to cash shortages the Company was unable to make payment under that note by the due date, but we made a partial payment on account shortly after the due date amounting to $60,000; and as a result of this payment on account, the Promissory Note Holder agreed, on an informal basis not to pursue the collection at that time. Our relationship with the Holder has remained cordial since that time and in January 2011 we made a further payment on account of $100,000 together with the payment of a fee of $25,000 to secure the Holders agreement to restructure the terms of the Promissory Note such that (a) the remaining $440,000 due under the Note would not be due and payable until on or before June 30, 2011 and would attract interest from the restructuring date (January 21, 2011) at 8% per annum; and (b) we formally recognized the right of the Holder to exercise a vendor’s lien over the land which the Holder originally sold to us.

The Company realized cash of $1.5 million, in the form of the gross proceeds received from the partial sale of its Kentucky land in January 2011, which has been mainly used to reduce liabilities and to invest into the UK plant development project. Although this cash injection has allowed us to continue with our UK plant project we continue to require significant new capital in the near future to enable us to complete that project and commence commercial operations.

Although management is actively engaged in various initiatives to raise cash, including the possible issuance of new debt and/or equity capital instruments, these endeavors have not yet produced conclusive results and there can be no certainty that they will do so, particularly in light of the ongoing depressed state of the global capital markets, especially for development stage enterprises. Even if financing is available, it may not be on terms that are acceptable to us. If we are unable to raise necessary capital we will have to materially change our business plan, which could involve modifying, delaying and/or abandoning further work on the UK plant and/or the sale of our remaining assets. The Company is a highly speculative investment and investors may lose some or all of their investment in the Company.

Sources and Use of Funds

Summary Overview of Sources and Uses of Funds from Inception

Since inception, the Company has financed itself primarily by the sale of equity securities. The Company raised $2.2 million on March 26, 2007, approximately $22.8 million (net of issuance costs) on December 4, 2007, and approximately $1.6 million (net of issuance costs) on July 30, 2008, by way of three separate private placements of shares of common stock. In addition the Company has raised $1.10 million in the form of loans secured against its Kentucky land, of which $660,000 has been repaid as of January 31, 2011.

Therefore, aggregate cash funds raised by the issuance of equity and debt (net of loan repayments) financing (net of partial debt repayments) have amounted to approximately of $27.0 million. We have set out below an analysis which shows how these funds have been invested (including group payroll and overhead allocated by caption based on activity):

(a) The acquisition of the land in Kentucky and various costs associated with improvements made to the land for its initial proposed purpose, together with initial costs associated with the planned construction of a bio energy plant on that land and direct contractors costs allocable to the proposed Kentucky project, as reduced by the sale of part of the land in January 2011, amounted in total to approximately $10.7 million in cash outflow.

(b) The acquisition of the STT related assets from Kreido Biofuels, together with subsequent costs incurrent in protecting the acquired STT assets has incurred cash outlay of approximately $3.5 million.

(c) The acquisition, of the UK industrial site, which comprised various assets including 147 acres of land, a biomass processing plant and a bio-diesel plant together with substantial industrial site infrastructure and buildings; together with the subsequent re-development of the site (currently work in progress) into a proposed integrated waste to energy plant, has involved cash investment of approximately $8.0 million.

(d) Corporate Finance and Merger and Acquisition activity has involved approximately $3.5 million of cash investment, including significant costs incurred on third party consultants.

(e) Compliance, legal and audit costs amounted to approximately $1.4 million; and corporate executive costs aggregated to approximately $0.5 million.

(f) Interest income received amounted to of $0.6 million.

Current assets and liabilities

At January 31, 2011, we had current assets of $761,707, comprised of (a) cash of $555,843, (b) inventory of $15,224 comprised of materials located at our UK plant of (c) various prepaid expenses and sundry receivables of $190,642.

Our current liabilities at January 31, 2011 amounted to $1,975,821, which is comprised of (a) accounts payable, payroll taxes payable and accrued expenses amounted to $1,535,821 (of which $339,985 is due to contractors, officers and directors in respect of unpaid amounts due to them under contracts for services, the payment of which has been deferred by agreement until such future time as the Company has raised further finance and is able to make payment) and (b) a liability under promissory note which is due and payable on June 30, 2011, amounting to $440,000 (representing unpaid deferred consideration for part of the Kentucky land acquisition).

At January 31, 2010, we had current assets of $1,135,805; cash was $753,091 and we had other current assets of $382,714 and current liabilities of $2,523,279.

Net Cash Used in Operating Activities

Cash utilized in operating activities was $653,375 for the three month period ended January 31, 2011, as compared to $1,367,797 for the three month period ended January 31, 2010. The reduction is due to our focus in the three month period ended January 31, 2011 on finalizing the development of the UK plant project and the fact that, as we reach the final stages of that project, we are able to both (a) focus and reduce our overall group costs on the UK plant and (b) reduce the level of expenditure on the UK project itself as we concentrate on strategic and commercial activities which, while very important, are less cost intensive than the earlier stages of the UK plant project, when we were engaged in more labour intensive and generally more expensive project activities. Total cash used in operating activities was $17,349,154, from March 9, 2007 (date of inception) through January 31, 2011.

Net Cash Provided by / Used in Investing Activities

During the three month period ended January 31, 2011 cash provided by investing activities was $1,729,254 compared with $725,905 in the three month period ended January 31, 2010. The increase is primarily due to (a) $1,500,000 proceeds from the sale of part of our land in Kentucky and (b) we received a period specific cash inflow in the three month period ended January 31, 2010 of $200,000 which was released to us from an escrow account which had been established in connection with a previously aborted acquisition transaction. In both periods we received cash from the sale of scrap, redundant and surplus assets at our UK plant, which were released for sale as part of the rezoning and preparation of the industrial site in preparation for completing our Waste to Energy plant on that site. Cash used in investing activities, net of cash provided by investing activities, in the period from inception (March 9, 2007) to January 31, 2011 amounted to $8,892,580. This was mainly comprised of the acquisition of land, plant and equipment and plant construction costs, offset by proceeds from the sale on non-core assets (which in total amounted to $4,678,970)

Cash Provided by /Used in Financing Activities and Capital Adequacy

During the period from March 9, 2007 (date of inception) through January 31, 2011, the Company received net cash provided by financing activities of $26,249,750, representing primarily the net proceeds received from private placements. During the three month periods ended January 31, 2011 and the three month period ended January 31, 2010 the Company did not receive any cash from financing activities, but it did make (partial) repayments of loans that had previously been arranged in the amounts of $600,000 and $60,000 in the three month periods ended January 31, 2011 and January 31, 2010 respectively.

We attribute the fact that we have been unable to raise additional capital to date to (a) the materially adverse state of the global capital markets during the period since mid 2008 and (b) the fact that the Company is still in its development stage at a time when development stage enterprises are finding it difficult to raise equity capital due to the nature of the global capital markets.

We have, however, managed to maintain momentum at our UK plant development project through realizing cash from the sale of surplus assets (which has aggregated to $4,678,970 in the period from inception (March 9, 2007) to January 31, 2011) and this has not only enabled us to maintain that momentum, but also to do so whilst avoiding any equity dilution through new equity issuances or substantial debt burden.

However, we will need to raise some further debt and equity capital to finance the completion of the UK plant in accordance with our plans. Given that (a) we are now demonstrably approaching the final stages of our UK plant development and (b) there is some evidence of limited recent improvements in the market for equity capital; our expectations regarding our ability to raise the additional capital that we need are strengthening. We, together with our corporate finance advisers, are currently in discussions with various potential sources of debt and equity finance aimed at providing adequate additional capital to finance the completion of the UK plant to the point where it is able to commence commercial activity. There can be no certainty at this time about the success of the outcome of these discussions and therefore there is no certainty about our ability to complete our planned development of the UK Waste-to-Energy Plant or to commence commercial activity.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash from our finance raising activity and/ or from the further sale of assets to meet our obligations on a timely basis and to continue with the development of the UK plant. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Although we have now largely completed commissioning and testing the plant to our satisfaction, we will not be able to produce and therefore sell bio-diesel in commercially viable quantities until we raise an additional sufficient amount of capital or lines of credit to acquire the feedstock required to produce bio-diesel in such quantities. We are currently negotiating with various parties to obtain access to such capital but there can be no certainty about the outcome of such negotiations. Until such time, if ever, as we obtain access to such capital it is uneconomic to run the plant and we are holding it in a state of readiness to commence commercial scale production at some future date. Consequently, the Company will remain as a development stage entity until it is confident that the Plant is capable of producing bio-diesel at specified certification consistently, in large volumes, across a wide distribution of customers. The Company has not generated material revenues to date and has incurred significant expenses and has sustained losses.

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

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU became effective for the first fiscal quarter beginning after December 15, 2010. The adoption of this ASU did not have a material effect on the financial position, results of operations or cash flows of the Company.

Other recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required

Item 4.  Controls and Procedures.

Disclosure controls and procedures

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  [Reserved]

Item 5.  Other Information.

None

Item 6. Exhibits.

Exhibit	Description
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011.

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

FOUR RIVERS BIOENERGY INC.

Date: March 17, 2011	By:	/s/ Stephen Padgett
Name: Stephen Padgett Title: President and Chief Executive Officer

Date: March 17, 2011	By:	/s/ Martin Thorp
Name: Martin Thorp Title: Chief Financial Officer