Form 10-Q
period 2011-04-30
FOUR RIVERS BIOENERGY INC.
filed 2011-06-07
CIK 1312069

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,329,686 shares of common stock, par value $.001 per share, outstanding as of June 1, 2011.

FOUR RIVERS BIOENERGY INC.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:	4
	Condensed Consolidated Balance Sheets at April 30, 2011 (Unaudited) and October 31, 2010	4
	Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2011 and 2010 and the period from March 9, 2007 (date of inception) through April 30, 2011 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the period from March 9, 2007 (date of inception) through April 30, 2011 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flow for the six months ended April 30, 2011 and 2010 and the period from March 9, 2007 (date of inception) through April 30, 2011 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	[Reserved]	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

SIGNATURES		40

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
	April 30,	October 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$19,004	$86,609
Inventory	12,667	21,018
Value added tax refunds receivable	10,642	4,272
Prepaid expenses and other current assets	278,761	134,543
Total Current Assets	321,074	246,442

Land, property plant and equipment, net	3,641,309	1,678,028
Land held for sale	-	3,700,000
Patents and other, net	249,198	260,525
Security deposit	127,321	122,562
Total Assets	$4,338,902	$6,007,557

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,299,697	$1,470,294
Accrued compensation payable	339,985	339,985
Payroll taxes payable	106,588	100,339
Land purchase note	440,000	540,000
Total Current Liabilities	2,186,270	2,450,618

Note payable	-	500,000
Deferred credit on asset purchase	252,000	252,000
Total Long Term Liabilities	252,000	752,000

Commitment and contingencies

Stockholders' Equity
Preferred stock:
Authorized: 100,000,000 shares with par value of $0.001 per share:
Issued and Outstanding: - 0 - shares as of April 30, 2011 and October 31, 2010, respectively	-	-
Common stock:
Authorized: 500,000,000 shares with par value of $0.001 per share:
Issued: 8,629,686 and 8,329,686 shares as of April 30, 2011 and October 31, 2010, respectively
Outstanding: 8,329,686 and 8,029,686 shares as of April 30, 2011 and October 31, 2010, respectively	8,330	8,030
Additional paid in capital	29,480,137	29,603,027
Accumulated other comprehensive income - foreign currency translation gain	653,942	646,676
Deficit accumulated during development stage	(28,191,689)	(26,999,277)
Stockholders' equity attributable to Four Rivers BioEnergy, Inc. Common Shareholders	1,950,720	3,258,456
Non controlling interest	(50,088)	(453,517)
Total Stockholders' Equity	1,900,632	2,804,939

Total Liabilities and Stockholders' Equity	$4,338,902	$6,007,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(unaudited)
	For the Three Months Ended April 30,		For the Six Months Ended April 30,		For the Period from March 9, 2007 (date of inception) through April 30,
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-	$3,201,412
Cost of goods sold	-	-	-	-	(4,196,687)
Gross Loss	-	-	-	-	(995,275)

Operating expenses
Professional fees	$270,826	$253,592	$388,131	$435,117	$2,702,983
Fair value of shares for services	18,208	-	31,733	-	253,567
Contractors, payroll and administrative expenses	227,793	511,092	473,595	1,234,907	9,620,895
Warrants issued for services	157,666	113,895	348,886	113,895	2,413,873
Bank charges	1,904	3,677	3,624	7,224	39,140
Consulting expenses	-	-	-	77,446	1,990,000
Depreciation and amortization expense	56,712	41,498	112,587	85,282	350,127
Asset impairment loss	-	-	-	-	4,457,103
Reversal of land sale costs provision	-	-	(151,250)	-	(151,250)
Farming costs	-	-	-	-	54,633
Other site costs	136,056	159,946	233,450	442,288	2,100,701
Patent protection costs STT	15,901	8,689	29,341	21,293	155,742
Relocation, storage and other costs STT	-	73,996	-	85,392	282,775
Office and sundry	28,800	71,434	24,500	148,584	870,197
Property and land taxes and rent expense	(49,326)	112,155	(350,009)	232,238	368,197
Telephone and communications	3,646	6,523	7,714	16,864	109,844
Travel expense	13,967	62,849	37,679	104,350	1,299,317
Total operating expenses	882,153	1,419,346	1,189,981	3,004,880	26,917,844

Loss on sale of STT assets	-	-	-	-	(3,400,382)
Loss on sale of land	-	-	(423,573)	-	(423,573)
Subsidy received	-	-	-	-	279,085
Loss from operations	(882,153)	(1,419,346)	(1,613,554)	(3,004,880)	(31,457,989)

Other income (expense)
Gain on sale of scrap and surplus assets	93,507	600,557	411,747	933,979	1,887,765
Interest income	-	247	2,349	1,312	563,859
Interest expense	(16,383)	-	(56,814)	-	(75,424)
Other income	8,585	31,315	13,062	57,162	149,689
Forgiveness of debt	-	-	-	-	296,714
Total other income	85,709	632,119	370,344	992,453	2,822,603

Net loss before provision for income taxes	(796,444)	(787,227)	(1,243,210)	(2,012,427)	(28,635,386)
Income taxes (benefit)	-	-	-	-	-

Net loss	(796,444)	(787,227)	(1,243,210)	(2,012,427)	(28,635,386)
Net loss attributable to the non-controlling interest	42,739	52,305	50,798	185,674	443,697
Net loss attributable to Four Rivers BioEnergy, Inc.Common Shareholders	$(753,705)	$(734,922)	$(1,192,412)	$(1,826,753)	$(28,191,689)

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations (continued)
(unaudited)
	For the Three Months Ended April 30,		For the Six Months Ended April 30,		For the Period from March 9, 2007 (date of inception) through April 30,
	2011	2010	2011	2010	2011
Basic and diluted loss per share attributable to Four Rivers BioEnergy, Inc.	$(0.09)	$(0.09)	$(0.15)	$(0.23)

Weighted average number of basic and diluted common shares outstanding used in loss per share calculation	8,201,597	7,921,356	8,114,217	7,921,356

Comprehensive loss:
Net loss	$(796,444)	$(787,227)	$(1,243,210)	$(2,012,427)
Foreign currency translation - loss	(7,189)	(24,053)	(9,983)	(45,298)
Comprehensive loss	$(803,633)	$(811,280)	$(1,253,193)	$(2,057,725)
Comprehensive (gain)/loss attributable to the non-controlling interest	71,845	4,554	68,047	4,754
Comprehensive loss attributable to Four Rivers BioEnergy, Inc. Common Shareholders	$(731,788)	$(806,726)	$(1,185,146)	$(2,052,971)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

For the Period from March 9, 2007 (date of inception) through April 30, 2011

						Deficit	Accumulated
						Accumulated	Other
	Preferred Stock		Common Stock		Additional	During the	Comprehensive		Total
	Number of		Number of		Paid In	Development	Income /	Noncontrolling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Loss)	Interest	Equity
Balance at inception (March 9, 2007), adjusted for recapitalization	-	$-	5,629,716	$5,630	$(5,630)	$-	$-	$-	$-
Shares issued for cash	-	-	1,197,029	1,197	1,998,803	-	-	-	2,000,000
Net loss	-	-	-	-	-	(965,731)	-		(965,731)

Balance, October 31, 2007	-	-	6,826,745	6,827	1,993,173	(965,731)	-	-	1,034,269
Shares issued for services prior to reverse merger	-	-	1,197,030	1,197	245,303	-	-	-	246,500
Effect of reverse merger and assumption of liabilities	-	-	-	-	(270,185)	-	-	-	(270,185)
Shares issued for cash in December 2007 at $13.77 per share, net	-	-	1,657,881	1,658	22,827,364	-	-	-	22,829,022
Shares issued for fees in December 2007	2	-	-	-	-	-	-	-	-
Shares returned for cancellation in December 2007	-	-	(3,008,028)	(3,008)	3,008	-	-	-	-
Shares issued for cash in July 2008 at $15.26 per share, net	-	-	131,061	131	1,631,433	-	-	-	1,631,564
Foreign currency translation adjustment	-	-	-	-	-	-	(3,531)	-	(3,531)
Net loss	-	-	-	-	-	(4,264,839)		-	(4,264,839)

Balance, October 31, 2008	2	$-	6,804,689	$6,805	$26,430,096	$(5,230,570)	$(3,531)	-	$21,202,800
Stock warrants issued for compensation	-	-	-	-	1,404,283	-	-	-	1,404,283
Shares issued for asset acquisition in March 2009	-	-	900,000	900	755,100	-	-	-	756,000
Warrants issued for asset acquisition in March 2009	-	-	-	-	131,335	-	-	-	131,335
Stock warrants issued for services in April 2009	-	-	-	-	463,083	-	-	-	463,083
Shares issued for services in October 2009	-	-	216,666	217	179,450	-	-	-	179,667
Foreign currency translation adjustment	-	-	-	-	-	-	660,129	-	660,129
Net loss	-	-	-	-	-	(15,220,007)		-	(15,220,007)

Balance, October 31, 2009	2	$-	7,921,355	$7,922	$29,363,347	$(20,450,577)	$656,598	$-	$9,577,290
Termination of Preferred Stock	(2)	-	-	-	-	-	-	-	-
Stock warrants issued for compensation	-	-	-	-	197,621	-	-	-	197,621
Shares issued for services in May 2010	-	-	66,666	66	34,601	-	-	-	34,667
Shares issued for services in October 2010	-	-	41,665	42	7,458	-	-	-	7,500
Foreign currency translation adjustment	-	-	-	-	-	-	(9,922)	(60,618)	(70,540)
Net loss	-	-	-	-	-	(6,548,700)	-	(392,899)	(6,941,599)

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Stockholders' Equity (continued)
(unaudited)

For the Period from March 9, 2007 (date of inception) through April 30, 2011

						Deficit	Accumulated
						Accumulated	Other
	Preferred Stock		Common Stock		Additional	During the	Comprehensive		Total
	Number of		Number of		Paid In	Development	Income /	Noncontrolling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Loss)	Interest	Equity
Balance, October 31, 2010	-	$-	8,029,686	$8,030	$29,603,027	$(26,999,277)	$646,676	$(453,517)	$2,804,939
Stock warrants issued for compensation	-	-	-	-	348,886	-	-	-	348,886
Shares issued upon exercise of warrant	-	-	200,000	200	1,599,800	-	-	-	1,600,000
Acquisition of noncontrolling interest in subsidiary	-	-	100,000	100	(2,071,576)	-	-	471,476	(1,600,000)
Foreign currency translation adjustment	-	-	-	-	-	-	7,266	(17,249)	(9,983)
Net loss	-	-	-	-	-	(1,192,412)	-	(50,798)	(1,243,210)

Balance, April 30, 2011	-	$-	8,329,686	$8,330	$29,480,137	$(28,191,689)	$653,942	$(50,088)	$1,900,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended April 30,		For the Period from March 9, 2007 (date of inception) through April 30,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(1,243,210)	$(2,012,427)	$(28,635,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment loss	-	-	4,457,103
Reversal of land sale costs provision	(151,250)	-	(151,250)
Depreciation and amortization expense	112,589	85,282	435,082
Forgiveness of debt	-	-	(296,714)
Shares issued for services	42,864	-	511,198
Stock warrants issued for compensation	306,022	113,895	2,371,009
Reversal of capitalised cost and interest accruals - non-cash	-	-	71,605
Loss on sale of land	423,573	-	423,573
Gain on sale of scrap and surplus assets	(411,748)	(933,979)	1,512,616
Changes in operating assets and liabilities:
Value added tax refunds receivable	(5,954)	3,724	(10,205)
Inventory	8,798	73,359	(15,093)
Prepaid expenses and other current assets	(144,417)	(30,422)	(440,930)
Deposits	-	158,140	(129,264)
Accounts payable and accrued liabilities	(193,142)	131,762	1,945,002
Value added tax payable	-	99,476	-
Net cash used in operating activities	(1,255,875)	(2,311,190)	(17,951,654)

Cash flows from investing activities
Purchase of property, equipment and intangible assets	(25,000)	(54,220)	(10,611,331)
Plant construction costs	-	-	(1,953,122)
Cash collected from (placed in) escrow	-	200,000	-
Proceeds from sale of assets	690,626	1,481,617	3,405,678
Proceeds from sale of land	1,500,000	-	1,500,000
Costs associated with sale of assets	(367,863)	(305,683)	(1,116,840)
Cash acquired in reverse merger	-	-	51,544
Prepaid expenses	-	-	(100,000)
Net cash provided by (used in) investing activities	1,797,763	1,321,714	(8,824,071)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	-	-	26,460,586
Payment of deferred consideration	(100,000)	(60,000)	(160,000)
Repayment of note payable	(500,000)	-	-
Repayment of automobile loans	-	-	(40,821)
Repayment of directors loan	-	-	(10,015)
Net cash (used in) provided by financing activities	(600,000)	(60,000)	26,249,750

Effects of accumulated foreign exchange on cash	(9,493)	(41,557)	544,979
Net increase (decrease) in cash and cash equivalents	(67,605)	(1,091,033)	19,004

Cash and cash equivalents at beginning of period	86,609	1,399,437	-
Cash and cash equivalents at end of period	$19,004	$308,404	$19,004

Supplemental cash flow information
Interest paid	$48,196	$-	$64,495
Income taxes paid	$-	$-	$-

Non-cash financing and investing activity
Account payable applied to asset sale	$-	$-	$179,136
Property and equipment purchased on credit and automobile loans	$-	$-	$640,821
Issuance of common stock for property and equipment	$-	$-	$1,008,000
Issuance for warrants for property and equipment	$-	$-	$131,335
Loan receivable applied to asset purchase	$-	$-	$100,000
Prepaid expenses applied to asset purchase	$-	$-	$150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

April 30, 2011 and 2010

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

The Company is currently engaged in the final stages of development of an Integrated Waste to Energy Plant which it is developing on a 41 acre secure, developed industrial site that it acquired in April, 2009 in the North East of England. The industrial site was a former Glaxo penicillin plant which had been partially converted by its previous owners into an operational waste liquid biomass processing plant and an operational biodiesel plant. The Company has invested in the site, equipment and infrastructure to re-configure it into an Integrated Waste-to-Energy plant, which will use waste liquid biomass as a feedstock. The Company plans to carry out the following principle processes on the reconfigured site: (a) it will process and pre-treat waste liquid biomass, using its established know-how, at the waste liquid biomass processing plant located on the site; (b) it will crush rape seed and create virgin oil which will be used as an additional feedstock for blending and will also be sold to food processors under contract to backhaul their used oil output and use as captive waste biomass feedstock; (c) it will produce renewable electricity from generators which it plans to acquire and install, which will use fuel produced by the Company from the processing plant. The site already has access to the power grid through on-site electricity sub-stations; and (d) it will also be able to produce Bio-diesel from its on-site bio-diesel plant, using the processed biomass and virgin oil in a blend as feedstock. Further, the Company plans to vertically integrate into the procurement of waste liquid biomass by acquisition and/or merger of existing established operators in this space.

The Company is presently in the final stages of (i) completing the planned Integrated Waste-to-Energy plant; (ii) finalizing the necessary commercial arrangements and regulatory licenses and permits, to the extent not already in place; and (iii) completing its first acquisition in line with its plans to secure vertical integration into the waste liquid biomass feedstock space which is further discussed in Note 12 (“Subsequent Events”).

As further explained in Note 12 (“Subsequent Events”), on May 5, 2011 the Company raised $1,600,000 by way of issuance of a secured, convertible debenture, dated May 5, 2011.  After (i) paying the purchaser a fee and reimbursing its expenses  of $124,997 and (ii) redeeming an existing secured promissory note in the amount of $454,600, the net cash available from the issuance of the debenture (of $1,020,403) is being used to provide ongoing working capital and to purchase, install and operate the first generator train at the Waste-to-Energy Plant.

The Company continues to be engaged in raising further amounts of capital required to enable it to complete the Waste-to-Energy plant, commence production of Renewable Electricity and conclude and implement its planned vertical integration acquisition strategy; however, there can be no assurance that the Company will be able to raise sufficient capital, on terms acceptable to it or at all, to be able to complete the Plant.

Note 2: Going Concern, Liquidity and Management’s Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage enterprise and has not commenced planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred aggregate losses for the period from March 9, 2007 (date of inception) through April 30, 2011 of $28,191,689, which also represents its accumulated deficit at April 30, 2011. The Company has negative cash flows from operations since inception of $17,951,654. The limited revenues (of $3,201,412) that the Company has recorded were for a relatively short period in 2009 while it was testing and commissioning its UK oil processing and bio-diesel plant on a trial basis.

These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to enable it to successfully complete its planned Integrated Waste-to-Energy project and commence its planned operations. In connection with and as part of the Company’s ongoing and continuous process of seeking new financing, on May 5, 2011 the Company announced that it had entered into a securities purchase agreement with GCP VIII, LLC (“GCP”) whereby GCP agreed to purchase and the Company agreed to sell to GCF a two year Original Issue Discount Senior Secured Convertible Debenture (the “Debentures”) in the principal amount of up to $5,000,000. The Debenture is to be drawn down in two amounts. The first draw down was made on May 5, 2011, when the Company issued to GCP a Debenture in the principal amount of $2,133,333 in respect of which it received cash of $1,600,000. The second draw down will be made available to the Company (in the principal amount of $2,866,667, in respect of which the Company will receive cash of $2,150,000) when and if it achieves certain final operational milestones in its Waste-to-Energy pre-launch plan, which are described in the securities purchase agreement. In the event that these milestones are not met the second draw down will not be available and alternative financing will need to be found to enable the Company to continue with its operational plans.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company intends to fund its operations and complete the planned Integrated Waste-to-Energy Plant through the issuance of new equity and debt financing. This includes the Debentures referred to above, however additional financing will be required in addition to that provided by the Debentures and the Company is continuing to seek to raise such additional financing. There can be no assurance that additional financing (including the second draw-down of the Debentures, which is conditional upon certain performance milestones being met) will be made available to the Company on satisfactory terms and conditions, if at all.  In the event that the Company is unable to continue as a going concern, it may be forced to realize assets in order to remain viable or even elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative as a likely outcome, since it is progressing with various potential sources of new capital and the Company anticipates a successful outcome from these activities.  However, the capital markets remain difficult and there can be no certainty about these matters.

Note 3:  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q; accordingly, they do not include all the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the six months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended October 31, 2010 filed with the Securities and Exchange Commission on February 15, 2011.

Consolidation Policy

The unaudited condensed consolidated financial statements include the accounts of Four Rivers BioEnergy Inc., The Four Rivers BioEnergy Company Inc., The Four Rivers BioEthanol Company Limited, Four Rivers STT Trading Company Inc., Four Rivers STT Technology Inc., Four Rivers Real Estate Inc., BF Group Holdings Limited, Verta Energy Group Limited, Verta Energy Oils Limited, Verta Energy Trading Limited and Verta Energy Generation Limited (collectively the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The 1.25% third party ownership of BF Group Holdings Limited at April 30, 2011 is recorded as non-controlling interest in the financial statements.

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

The Company has recently raised part of the financing that it requires to commence production, but it requires further financing to enable it to do so and it is currently negotiating with various parties to obtain access to such additional capital. There can be no certainty about the outcome of such negotiations. Until such time, if ever, as the Company obtains access to adequate capital it is not able to commence production at its Waste-to-Energy plant. Company will remain as a development stage entity until the Plant commences commercial scale production.

The Company has not generated material revenues to date and has incurred significant expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 9, 2007 (date of inception) through April 30, 2011, the Company has accumulated losses of $28,191,689.

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

Basic and Diluted Loss per Share

The Company utilizes ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. The diluted net loss per share for the three and six month periods ended April 30, 2011 and 2010 does not reflect the effect of 2,955,659 and 1,725,000 shares potentially issuable upon the exercise of the Company’s stock warrants (calculated using the treasury method) because they would be anti-dilutive, thereby decreasing the net loss per common share.

Derivative instruments

ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market.

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

Reclassifications

Certain amounts in the prior year’s condensed consolidated financial statements and the related notes have been reclassified to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

Note 4: Non-Controlling Interest

The Company has acquired operating assets through a holding company structure consisting of a holding company, BF Group Holdings Limited, a United Kingdom formed company (“BF Group”), and several subsidiaries to own the land in freehold and leasehold, plant, patents and intellectual property and other assets and to operate those assets, as appropriate, for greatest operational, financing, income and tax efficiency.  The Company had an 85% equity interest in BF Group at October 31, 2010. On March 10, 2011, the Company received notice from BlueCrest Strategic Limited (“BlueCrest”) that, pursuant to a Put Option, dated April 6, 2009, by and between the Company and BlueCrest (the “Put Option”), BlueCrest exercised its option (the “Option”) to sell to the Company its 6,875 ordinary shares of £0.10 each (the “Shares”) in BF Group Holdings Limited (“BF Group”). Under the terms of the Put Option, BlueCrest was entitled to receive $1,600,000 from the Company in consideration for the Shares. Also, in connection with the exercise of its Option, BlueCrest exercised a warrant (the “Warrant”) to purchase 200,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) for an aggregate exercise price of $1,600,000. The Warrant was issued by the Company to BlueCrest on April 6, 2009 in connection with the Put Option. Accordingly, upon exercise of the Option, the Company owed BlueCrest $1,600,000 and upon exercise of the Warrant, BlueCrest owed the Company $1,600,000, which the Company and BlueCrest agreed to set-off against each other. In addition, in connection with acquisition of the Shares, the Company issued another 100,000 shares of its Common Stock to BlueCrest. As a result of the acquisition of the Shares, the Company now owns 98.75% of BF Group’s issued and outstanding ordinary shares.

The third party ownership of BF Group is recorded as a non-controlling interest in the financial statements effective November 1, 2009.

Note 5: Property, Plant and Equipment

A breakdown of the Company’s main items of property, plant and equipment are given in the table below:

	April 30, 2011	October 31, 2010
Land – Kentucky	$2,016,663	$-
Plant and equipment	1,836,488	1,807,940
Plant in process	92,877	67,877
Office equipment	4,078	3,925
Automobiles	32,500	31,286
Cost basis	3,982,606	1,911,028
Accumulated depreciation and amortization	(341,297)	(233,001)
Carrying value	$3,641,309	$1,678,027

Depreciation expense was $51,048 and $41,497 for the three month periods ended April 30, 2011 and 2010, respectively.

Depreciation expense was $101,259 and $85,282 for the six month periods ended April 30, 2011 and 2010, respectively.

Depreciation expense was $401,097 for the period from March 9, 2007 (date of inception) to April 30, 2011 of which $84,951 was included as part of cost of goods sold.

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

Note 7: Intangible Assets

Amortization expense was $5,664 and $0 for the three month periods ended April 30, 2011 and 2010, respectively. Amortization expense was $11,328 and $0 for the six month periods ended April 30, 2011 and 2010, respectively. Amortization expense was $33,983 for the period from March 9, 2007 (date of inception) to January 31, 2011.Expected amortization expense for each of the next five years is $22,655 per year.

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

Services provided by the ARM Partnership to the Company

On February 1, 2009, the Company entered into a contract with The ARM Partnership (“ARM”), a private UK partnership of which Mr. Martin Thorp, the Company’s Chief Financial Officer, is the managing partner. ARM  is being compensated under this agreement for procuring the services of Mr. Thorp to the Company.

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

Services provided by independent, non-executive directors

Mr. Neil McRae, who has been a non-executive director of the Company since May 2009, provides his services to the Company under a contract for services.

Mr. John Nangle, who was a non-executive director of the Company from December 2007 to April 2009, provided his services to the Company under a contract for services.

Amounts charged to the Company under these arrangements are set out in the Related Party Payments Summary Table below.

Services provided by employees and contractors who are also shareholders

Certain of the former shareholders of The Four Rivers BioEnergy Company Inc., (“FRBEC”) who received shares of the Company’s common stock by virtue of the Company’s acquisition of FRBEC in 2007 (“Founding Shareholders”), but are not now directors or officers of the Company, have also provided services to the Company under contract or as employees of the Company and/or its subsidiaries, from time to time since the inception of the Company on March 9, 2007.

Amounts charged to the Company under these arrangements are set out in the Related Party Payments Summary Table below.

Services provided by the holder of our Series A Preferred Stock

The holder of our Series A Preferred Stock (International Capital Partners SA (“ICP”)) received payments, prior to the cancellation of the Series A Preferred Stock on October 31, 2009, in respect of (a) their role as a placement agent in the Private Placements of the Company’s shares of Common Stock, which they arranged in 2007 and 2008 and (b) in respect of certain consulting contracts entered into by the Company and ICP to provide corporate finance, investor relations and related advice and support.

Amounts charged to the Company under these arrangements are set out in the Related Party Payments Summary Table below.

Related Party Payments Summary Table

Amounts payable to Related Parties	Three months ended April 30,		Six months ended April 30,		From inception (March 9, 2007) to April 30,
	2011	2010	2011	2010	2011
Mr. Stephen Padgett (both from employment and as a PCF consultant)	$30,000	$42,300	$60,000	$84,600	$1,006,567
PCF Solutions Limited (excluding Mr. Stephen Padgett)	88,483	98,557	176,623	133,882	891,687
Total PCF	118,483	140,857	236,623	218,482	1,898,254

ARM Consulting fees (Mr. Martin Thorp)	28,500	40,500	57,000	81,000	708,198
ARM consulting fees (Mr. Robert Galvin)	5,086	12,150	11,312	28,350	271,291
Total ARM	33,586	52,650	68,312	109,350	979,489

Mr. Gary Hudson	21,000	7,250	42,000	53,000	966,239

Mr. Neil McRae	4,500	6,300	9,000	14,000	54,800

Mr. John Nangle	-	-	-	-	69,965

Founder Shareholders (excluding directors)
Who were engaged on a long-term basis on our US projects	-	11,850	-	54,580	2,266,004
Who provided consulting services to the group	-	-	-	-	803,511

International Capital Partners S.A.
Consulting fees	-	-	-	-	675,000
Commissions payable regarding private placements	-	-	-	-	2,636,558
	$177,569	$218,907	$355,935	$449,412	$10,349,820

Deferred Compensation due to certain Related Parties

In view of the cash constraints upon the Company and to assist the Company; PCF, ARM, Mr. Hudson and Mr. McRae agreed with the Company to defer receipt of certain amounts of unpaid compensation due to them as set out in the table below.

In the case of PCF and ARM these amounts related to payments due under contract with PCF and ARM respectively for the services of Mr. Padgett and Mr. Thorp; and also to other payments due to PCF and ARM for the services of other PCF employees and, in the case of ARM, Mr. Galvin; as described above.

The amounts of the deferred compensation payable to related parties (officers and directors and entities related to them), excluding accrued interest payable, which is detailed separately below the table, are summarized in the table set out below.

	April 30, 2011	October 31, 2010
Mr. S Padgett	$66,141	$66,141
PCF Solutions Limited (excluding Mr. Padgett)	40,401	40,401
ARM consulting fees (Mr. Thorp)	58,500	58,500
ARM consulting fees (Mr. Galvin)	18,900	18,900
Mr. Gary Hudson	38,532	38,532
Mr. Neil McRae	8,400	8,400

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

The aggregate amount of accrued unpaid interest payable on the deferred compensation payable at April 30, 2011 and October 31, 2010 was $6,926 and $2,309, respectively, which is included in Accounts Payable and Accrued Liabilities in the Condensed Consolidated Balance Sheets at those period end dates.

Note 9: Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of preferred stock, with par value of $0.001 per share, of which no shares were outstanding at April 30, 2011 and October 31, 2010.

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $.001 per share.  As of April 30, 2011 and October 31, 2010, there were 8,629,687 and 8,329,687 shares of common stock issued, respectively, of which 300,000 shares are held in escrow as contingent consideration for the acquisition of the Kreido assets that are not accounted for as outstanding at April 30, 2011 and October 31, 2010. Accordingly, there are 8,329,687 and 8,029,687 shares of common stock outstanding at April 30, 2011 and October 31, 2010, respectively.

On November 17, 2010, the Company approved the grant of warrants to subscribe for 905,659 shares of common stock. Warrants to purchase 200,000 shares of common stock were issued to certain officers and employees and warrants to purchase 705,659 shares of common stock were issued to consultants for services (including warrants to purchase 495,659 shares of common stock issued to consultants acting as directors). The warrants have an exercise price of $0.40 per share and 20% vested upon grant and the balance will vest based on attainment of various performance conditions. The warrants will expire 7 years from the date of grant. Compensation expense related to employee warrants will be recorded over the vesting periods, based on the grant date fair value of $79,380. Employee compensation expense of $16,917 and $50,402 was recognized during the three and six months ended April 30, 2011, respectively. Compensation expense related to consultant warrants will be recorded over the vesting periods, based upon the fair value of the warrants at each vesting period. The grant date fair value of those warrants was calculated to be $280,076. During the three and six months ended April 30, 2011 the Company has recorded an expense of $64,859 and $147,223, respectively, related to the fair value of the consultant warrants vesting during those periods, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 2.25% - 2.63%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 199% - 205%; and (4) an average expected life of the warrants of 6.5 - 7 years.

On November 17, 2010, the Company approved the modification of existing warrants to purchase an aggregate of 662,535 shares of the Company’s common stock to certain executive officers, directors and employees of the Company. Warrants to purchase 25,001 shares of common stock were issued to certain executive officers and the remaining warrants were issued to consultants (including warrants to purchase 550,027 shares of common stock issued to consultants acting as directors). The modified warrants are exercisable at an exercise price of $0.40 per share and will expire 7 years from the date of grant. The warrants vest based on attainment of certain performance conditions. Compensation expense related to employee warrants will be recorded over the vesting periods, based on the grant date fair value of $9,923. Employee compensation expense of $2,644 and $5,396 was recognized during the three and six months ended April 30, 2011, respectively. Compensation expense related to consultant warrants will be recorded over the vesting periods, based upon the fair value of the warrants at each vesting period. During the three and six months ended April 30, 2011 the Company has recorded an expense of $73,246 and $103,001, respectively,  related to the fair value of the consultant warrants vesting during those periods, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 2.63%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 205%; and (4) an average expected life of the warrants of 6.5 years.

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

On March 10, 2011, the Company received notice from BlueCrest Strategic Limited (“BlueCrest”) that, pursuant to a Put Option, dated April 6, 2009, by and between the Company and BlueCrest (the “Put Option”), BlueCrest exercised its option (the “Option”) to sell to the Company its 6,875 ordinary shares of £0.10 each (the “Shares”) in BF Group Holdings Limited (“BF Group”). Under the terms of the Put Option, BlueCrest was entitled to receive $1,600,000 from the Company in consideration for the Shares. Also, in connection with the exercise of its Option, BlueCrest exercised a warrant (the “Warrant”) to purchase 200,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) for an aggregate exercise price of $1,600,000. The Warrant was issued by the Company to BlueCrest on April 6, 2009 in connection with the Put Option. Accordingly, upon exercise of the Option, the Company owed BlueCrest $1,600,000 and upon exercise of the Warrant, BlueCrest owed the Company $1,600,000, which the Company and BlueCrest agreed to set-off against each other. In addition, in connection with acquisition of the Shares, the Company issued another 100,000 shares of its Common Stock (with a value of $30,000) to BlueCrest.

Note 10: Notes Payable

Land purchase note

On December 31, 2009, the Company was obligated to make payment of $600,000 under the terms of a promissory note issued to a vendor of part of the Kentucky land that it acquired in 2007 and 2008. At that time the Company made a partial payment of $60,000 against the amount due and reached an informal and non-binding agreement with the note holder to defer payment of the balance. Since then, and until January 21, 2011, the Company was in default under the term of the promissory note. The note is silent as to an interest rate and therefore no interest has been paid or accrued from the inception of the note. On January 21, 2011 the Company reached agreement with the note holder whereby the terms of the Note were modified by way of an Addendum and, as explained in Note 12 (“Subsequent Events”), this note was repaid in its entirety on May 5, 2011.

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

Note 12: Subsequent Events

Issuance of Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”)

On May 5, 2011, pursuant to a securities purchase agreement between the Company and GCP VIII, LLC (the “Purchaser”) (the “Purchase Agreement”), the Company agreed to sell, and the Purchaser agreed to purchase, up to $5,000,000 of the “Debentures” on two separate closing dates.

On the first closing date (May 5, 2011), the Company (a) sold to the Purchaser a Debenture having a principal amount of $2,133,333, in respect of which it received gross proceeds of $1,600,000 (fees and expenses incurred by the Purchaser of approximately $125,000 have been deducted from the proceeds) and (b) issued to the Purchaser a five-year Common Stock purchase warrant to purchase 730,689 shares of our Common Stock at an exercise price of $.40 per share.

The second closing may take place only after the Company satisfies the Purchaser that it has met certain operational milestones which are described in the Purchase Agreement. The principal amount of the Debenture to be issued at the second closing is $2,866,667, of which the gross proceeds to be received by the Company would be $2,150,000. In the event of a second closing, the Company will be obligated to issue a five-year Common Stock purchase warrant to the Purchaser to purchase 981,863 shares of Common Stock, on similar terms and conditions as the First Closing Warrant at an exercise price of $.40 per share.

The Company and its subsidiaries have entered into certain security agreements, deeds of priority and mortgages, which give the Purchaser a first security interest in all of the assets of the Company and its subsidiaries existing now and at any future date whilst the Debentures remain outstanding.

The Debentures are due for repayment on the two year anniversary of their issuance in an amount equal to 118% of their principal amount. No regularly scheduled interest payments are to be made on the Debentures. The Company may prepay any portion of the principal amount of the Debentures at its option at any time for an amount equal to 118% of the principal amount being prepaid, subject to the Purchaser being given the right to convert its Debenture prior to any early redemption becoming effective. The Debentures are convertible at any time, in whole or in part, into shares of the Company’s Common Stock at the option of the Purchaser.  The conversion price of the Debentures shall not, in any circumstance, be less than $1.50 per share; and, subject to this floor, shall be the lesser of (i) $3.00 or (ii) 80% of the average of the volume weighted average price of the Company’s Common Stock for the 30 consecutive trading days ending on the trading day that is immediately prior to the applicable date of conversion.

The warrants referred to above (the “Warrants”) entitle the Purchaser, at any time on or after each Warrant’s applicable date of issuance and on or prior to the close of business on the five year anniversary of their issuance (the “Termination Date”), to subscribe for and purchase from the Company, shares of Common Stock, with an exercise price of $0.40 (subject to adjustment as provided in the Warrants). The holder may exercise up to two thirds of the shares issuable upon the exercise of each Warrant by means of a “cashless exercise”. In the event, however, that (a) after the first year anniversary of the relevant warrant issue date there is no effective registration statement (or equivalent) registering the shares underlying the Warrants, or (b) at the applicable Termination Date, if any part of the applicable Warrant remains unexercised and there is at that time no effective registration statement or equivalent, then the Warrant (or any part that is not exercised) may be exercised in its entirety on a cashless basis.

Repayment of Land Purchase Note

The proceeds from the sale of the first closing of the Debentures described above were applied in part to repay a previous Land Purchase Note obligation in the amount of $440,000 (plus costs, accrued unpaid interest and expenses amounting in aggregate to $14,600).

Entry into a Conditional Contract to Acquire a Waste Oil Company

On May 24, 2011, Four Rivers BioEnergy Inc.’s wholly owned subsidiary, Verta Energy Trading Limited (“VETL”), entered into a share purchase agreement  (“the Agreement”) with the shareholders of ML Oils Limited (“ML”) whereby VETL has agree to buy, and the ML shareholders have agreed to sell, all of the issued share capital of ML to VETL in exchange for consideration payable on completion of the sale (“Completion Consideration”) and a possible earn-out payment based on the financial performance of ML (“Deferred Consideration”).

ML is incorporated under the laws of England and Wales. It owns an established business which collects, purchases, aggregates, treats and sells waste used cooking oils in the United Kingdom. Its processing and storage facility is based in North Wales (“the ML Premises”).

The Completion Consideration comprises (a) the payment of £500,000 (approximately $800,000) to the ML shareholders, (b) the issuance to the ML shareholders of shares in VETL such that after the acquisition of ML the ML shareholders will own 12.5% of the issued share capital of VETL and (c) the issuance by Four Rivers BioEnergy Inc. (“the Company”) of warrants to purchase 100,000 shares of its common stock at an exercise price of $0.50 per share, which will vest upon attainment of certain to be agreed to performance targets.

The Deferred Consideration is based upon the earnings before interest, tax and depreciation (“EBITDA”) reported in ML’s audited financial statements for each of its financial years ended April 30, 2012 and 2013 (adjusted as set out in the Agreement) and shall be calculated at the rate of 1.2 times the amount by which the EBITDA in each year exceeds £260,000 (approximately $420,000), up to an aggregate maximum of £700,000 (approximately $1,120,000) of Deferred Consideration. The ML shareholders have the right to elect to receive any Deferred Consideration payable to them in the form of cash or further shares in VETL (although such additional shares shall not in any circumstance result in their aggregate shareholding in VETL exceeding 25% of the then issued share capital of VETL). Such number of additional shares will be determined based upon the then value of VETL, calculated as 3.5 times VETL’s current year annualized earnings before interest, tax, depreciation and amortization.

Under the terms of the Agreement, to the extent that ML shall have less than £150,000 (approximately $250,000) in net working capital at closing, the difference shall be subtracted from the cash component of the Completion Consideration. To the extent that the net working capital at closing is greater than £150,000, the difference shall be payable in cash to the ML shareholders following the preparation and agreement of the Completion Accounts (as that term is defined in the Agreement).

Completion of the Agreement is subject to certain conditions being met by the parties prior to September 7, 2011. The primary conditions relate to completion of certain agreements relating to the post acquisition business of ML and VETL, being: (a) a waste oil supply agreement between ML Oil Collections Limited (“Small Collections”) (an affiliated company Martin Corbett, one of the ML shareholders) and VETL governing the exclusive supply of product by Small Collections to VETL and ML; (b) certain contracts between ML and (i) a supplier and (ii) the landlord of the ML Premises; (c) a service contract between ML and VETL and Mr. Corbett, and (d) a shareholders’ agreement between the future shareholders of VETL. The Agreement also includes comprehensive warranties provided by the ML shareholders.

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

We believe that our Waste-to-Energy strategy differentiates us in the market in several ways:

•

The careful identification, negotiation, structuring and purchasing of distressed assets and technologies and their subsequent development and improvement into purpose built Waste-to-Energy plants (a) substantially reduces the overall capital cost and (b) accelerates the build, testing and permitting timelines; when compared to similar sized ‘green field’ developments;

•

The emphasis on vertical integration of feedstock procurement, processing and pre-treatment substantially reduces risk and uncertainty in the areas of cost, availability, quality and proof of source (for verification of sustainability) of our feedstock; and

•

The integration of several key processes on one industrial site, within a natural captive ‘closed loop’, results in substantial cost savings and efficiencies compared to operations that are separated geographically, operationally, logistically and/or legally.

I.

Our business model has variety and choice built into it, for example:

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

We are currently at a relatively advanced stage in the development of our first Waste-to Energy plant on an industrial site in the north east of England that we acquired in 2009, which, at the time of our acquisition included a complete operational biodiesel plant and a substantial waste liquid biomass processing plant. We have largely completed the redevelopment of the industrial site into our first Integrated Waste-to-Energy plant; and we now are now seeking to raise the further capital that we need to enable us complete this project in stages.

On May 5, 2011, we raised $1,600,000 through the issuance of a debenture, under the terms of a securities purchase agreement. After (i) deducting the fees and expenses of the purchaser of the debenture (of $124,997) and (ii) repaying an existing loan directly out of the proceeds of the debenture (of $454,600), we received net cash of $1,020,403. Under the terms of this securities purchase agreement we will be entitled to draw down a further $2,000,000 (net of costs and expenses) upon achieving certain pre-production milestones which are set out in the securities purchase agreement.

On May 24, 2011, we entered into a conditional share purchase agreement to acquire all of the share capital of an established UK waste oil collection and handling business in exchange for the payment, upon completion of £500,000 (approximately $800,000) in cash, that number of shares equal to 12.5% of the issued share capital of Verta Energy Trading Limited (which is presently a wholly owned subsidiary of ours, which will own and operate the waste oil processing part of our planned UK Waste-to-Energy business) and warrants to purchase 100,000 shares of our common stock at $0.50 per share (with performance based vesting). In addition up to a further £700,000 (approximately $1,120,000)  of deferred consideration may be paid which is linked to and conditional upon future performance thresholds being exceeded. The managing director of the company to be acquired is to join our management team under the terms of a service contract to be agreed with him. He and his company bring to us extensive experience in the market for the collection, sourcing and handling of waste oils. This acquisition will mark an important base element to our supply chain vertical integration strategy.

In addition to the financing required to complete and commence operations at the UK Waste-to-Energy plant, we will also need to raise additional capital to consummate and finance this proposed acquisition.

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

In addition to our partially complete Waste-to Energy plant we also own surplus land in and around the industrial site in the UK. The industrial site itself extends to 41 acres and is set within a secure parameter fence. Our Waste-to-Energy plant occupies about half of this acreage. We are exploring alternative uses for the rest of the site, including the potential to use it to develop a solar energy facility, making further use of the on-site electricity sub-stations to sell electricity directly into the power grid. We also own approximately 100 acres of land mainly surrounding the UK industrial site which is zoned for possible future industrial development and therefore provides substantial potential for expansion and development.

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

Comparison of the three month periods ended January 31, 2011 and 2010 and for the period from March 9, 2007 (date of inception) through April 30, 2011

Results of Operations

We have incurred a net loss of $753,705 and $1,192,412 for the three and six month periods ended April 30, 2011 and a net loss of $734,922 and $1,826,753 for the three and six month periods ended April 30, 2010. We have incurred a net loss of $28,191,689 for the period from March 9, 2007 (date of inception) through April 30, 2011.

The principal components of the net losses referred to above were (a) operating expenses, (b) loss arising on the sale of land and (c) other income, each of which is discussed below:

(a) Operating Expenses:

Operating expenses in the three and six month periods ended April 31, 2011 amounted to $882,153 and $1,613,554, respectively, compared to $1,419,346 and $3,004,880 in the three and six month periods ended April 30, 2010, respectively. The general level of costs incurred in the three and six month periods ended April 30, 2011 was at a significantly lower level than in the three and six month periods ended April 30, 2010, due to two primary factors associated with the maturing of our development stage activities:

1.

As we increasingly focused our activity in 2010 and into 2011 on the development of our planned UK Waste-to-Energy plant we reduced or eliminated expenditures on other areas to enable our limited resources to be focused on the UK plant; and

2.

In the latter part of 2010 and into 2011, with the UK Waste-to-Energy project becoming more mature, our UK plant development activity became increasingly focused on lower cost, but more strategically and commercially important work streams, compared to the relatively labor intensive and costly construction, pilot testing and re-zoning activities which marked the earlier stages of the project.

In addition in the three and six month periods ended April 30, 2011, certain credits were recorded which reduced aggregate operating costs and which did not arise in the three and six month periods ended April 30, 2010. These credits arose as follows:

1.

Accruals, previously made in respect of disputed liabilities (which included a reduction in real estate taxes) were settled in our favor during the three and six month periods ended April 30, 2011, resulting in credits to operating expenses of $59,210 and $431,129, respectively, in those periods; and

2.

The reversal of a provision of $151,250, which had been established to cover the possible costs of selling our Kentucky land, based upon an earlier decision to sell it. In January 2011 we reconsidered this earlier decision and decided to retain that part of the land that we did not sell at that time and retain it for possible future development.

(b) Loss arising on the sale of Land

A loss of $423,573 arose on the sale of certain of our land holdings in Kentucky in January 2011, which is included within net loss for the six month periods ended April 30, 2011. No such loss was reported in the three month period ended April 30, 2011 or in the three and six month periods ended April 30, 2010.

(c) Other Income

We recorded total other income (primarily arising from the sale of surplus infrastructure at our UK industrial site which we isolated and sold as we worked on re-zoning the site) of $85,709 and $370,344 in the three and six month periods ended April 30, 2011, respectively, compared to $632,119 and $992,453 in the three and six month periods ended April 30, 2010, respectively. The lower amounts arise primarily because the levels of surplus asset being realised as we reconfigure the site, in preparation for its use as a Waste-to-Energy plant, are reducing as we near completion of the reconfiguration of the site.

Losses from inception

In the period from inception (March 9, 2007) to April 30, 2011 we reported net losses of $28,191,689. These losses arose in the following areas of activity.

•

The costs incurred for the proposed Kentucky project prior to its curtailment, including (a) the costs of consultants, employees, feasibility work and early stage construction and ground work and (b) the impairment charges expensed and losses incurred as a result of the decline in land values; which amounted in total to approximately $10.4  million;

•

The net costs and losses which arose in connection with our STT technology, which amounted to approximately $3.8 million;

•

Costs incurred in designing, testing and re-configuring the UK industrial plant in the post acquisition period (since April 2009) and preparing it for production and for commercial activity, which amounted in total to approximately $6.3 million;

•

Costs incurred in corporate finance and merger and acquisition search and evaluation activity, which culminated in the identification and acquisition of the UK industrial plant in 2009, amounted in aggregate to approximately $3.5 million;

•

Warrants and shares issued to contractors, directors, executive officers and employees have been expensed in the period. The aggregate amount expensed is approximately $2.7 million. No cash is involved in these items of expenditure, which represent estimates of the value of the warrants and shares issued, calculated in accordance with GAAP;

•

Compliance costs amounted to approximately $1.5 million and group executive costs to approximately $0.6 million; and

•

Interest income amounted to $0.6 million

The amounts shown in the bulleted list above represent direct costs incurred in each area of activity together with an appropriate allocation of indirect costs so as to show where expenditure and investment has been made since inception.

Revenues

We generated revenues, for the first time, of $3,201,412 in the year ended October 31, 2009. These arose primarily from the sale of bio-diesel produced in our UK plant during the testing and commissioning process that we carried out subsequent to our acquisition of the plant in April 2009. We completed the satisfactory commissioning and testing of the bio-diesel plant in the year ended October 31, 2009; and we concluded at that time that we would not produce any more bio-diesel until we had developed our liquid waste biomass feedstock supply strategy to the point where we consider that we have access to such feedstock in the volume required and at costs which underpin a healthy gross margin. Consequently we recorded no revenues in the three and six month periods ended April 30 2011 and April 30, 2010

Operating Loss

The main components of the recorded operating loss during the three month periods ended April 30, 2011 and 2010, and for the period from March 9, 2007 (date of inception) through April 30, 2011 are set out in the table below:

		Three months ended April 30,		Six months ended April 30,		Period from Inception (March 9, 2007) to April 30,
	Note	2011	2010	2011	2010	2011
Losses in UK Plant
Gross loss in UK plant	1	$-	$-	$-	$-	$995,275
Overhead costs at UK Plant:
Indirect Plant overhead costs	2	136,056	159,946	233,450	442,288	2,100,701
Indirect labour and administrative expenses at UK plant	2	159,405	655,536	37,719	1,242,604	4,211,724
Total overheads incurred at the UK plant		$295,461	$815,482	$271,169	$1,684,892	$6,312,425
Operating Costs and Expenses (excluding UK Plant)
Professional fees	3	$199,789	$160,094	$288,796	$326,503	$2,354,096
Contractors, payroll and administrative expenses	4	177,569	129,108	355,935	488,595	6,930,782
Consulting expenses	5	-	-	-	77,446	1,990,000
STT overhead costs	6	15,901	82,686	29,341	106,686	438,518
Travel and accomodation expenses	7	9,844	62,402	25,211	100,678	1,226,418
Occupancy, communications and other central group overheads	8	7,715	55,679	(9,840)	106,185	692,312
		$410,818	$489,969	$689,443	$1,206,093	$13,632,126

Non Cash Items charged
Fair value of warrants issued to director, employee and contractors for services	9	$157,666	$113,895	$348,886	$113,895	$2,413,873
Fair value of shares issued for professional services	9	18,208	-	31,733	-	253,567
Asset impairment loss	10	-	-	-	-	4,457,103
Reversal of land sale costs provision	10	-		(151,250)	-	(151,250)
		$175,874	$113,895	$229,369	$113,895	$6,973,293
Other operating income and expenses/losses
Loss on sale of STT assets	11	$-	$-	$-	$-	$3,400,382
Loss on sale of land	12	-	-	423,573	-	423,573
Subsidy received	13	-	-	-	-	(279,085)
		$-	$-	$423,573	$-	$3,544,870

Loss from Operations		$882,153	$1,419,346	$1,613,554	$3,004,880	$31,457,989

Footnotes to ‘Operating Loss’ table:

1.

The direct cost of sales from the sale of biodiesel in the period from March 9, 2007 (date of inception) to January 31, 2011 exceeded the related sales revenue generated, giving rise to a gross loss of $995,275. This gross loss arose during a short period of testing and commissioning the plant in 2009 and should not be taken as being indicative of the potential gross margin to be produced by the completed Waste-to-Energy plant. Activity during this period was intended to observe, test and prove the technical performance of the plant, rather than to operate it on a commercially viable basis. As explained under the paragraph “Revenues” above we have not and do not expect to re-commence production at the Waste-to-Energy plant until the plant is complete and consequently no gross margin (negative or positive) arose in either the three or six month periods ended April 30, 2011 or the three or six month period ended April 30, 2010.

2.

In the three and six month periods ended April 30, 2011 we incurred expenses in the development of our UK Waste-to-Energy plant of $295,461 and $271,169 ,respectively. These expenses were calculated after accounting for the reversal of accruals previously made in respect of disputed liabilities which were settled in our favor during the three and six month periods ended April 30, 2011, which amounted to $59,210 and $395,129, respectively. When adjusted for the write back of these accruals the overhead and indirect labor costs at the UK Plant in the three and six months period ended April 30, 2011 amounted to $354,671 and $666,298, which compares with $815,482 and $1,684,892 incurred in the three and six month periods ended April 30, 2010, respectively, and $6,312,425 in the period from March 9, 2007 (date of inception) to April 30, 2011. The reduction in the level of costs is due to the relatively high cost activity (such as production testing, development and re-zoning activity), which was incurred in the post acquisition period, being replaced with less costly, but strategically and commercially important activity, as the project reaches its final stages.

3.

‘Professional fees’ incurred in the three and six month period ended April 30, 2011 amounted to $199,789 and $288,796, respectively, compared to $160,094 and $326,503 in the three and six month periods ended April 30, 2010, respectively. The reduction between the comparable six month periods arises as a result of our focus on the UK plant and a consequent reduction in the level of professional fees incurred across the Group. The increase in the three month period ended April 30, 2011 was caused by prior under-accruals of audit fees. Professional fees incurred in the period from March 9, 2007 (date of inception) to April 30, 2011 amounted to $2,354,096 which is comprised primarily of compliance, legal, audit and financial and acquisition related advisory fees.

4.

‘Contractors, payroll and administrative expenses’ (excluding those incurred in the UK plant, which are included within the “Losses in UK Plant” numbers in the table) amounted to $177,569 and $355,935 in the three and six month periods ended April 30, 2011, respectively. In the three and six month periods ended April 30, 2010 the amounts recorded under this expense caption amounted to $129,108 and $488,595, respectively, both of which included a credit of $126,372, which arose as a result of the release of certain accruals that had been previously set up in respect of unpaid compensation which was cancelled. After eliminating this credit, to provide a more meaningful comparison, the amounts for the three and six month periods ended April 30, 2010 were $255,480 and $614,967, respectively. The reduction between 2010 and 2011 reflects a lower headcount arising from focus on the UK plant and a reduction in compensation levels. ‘Contractors, payroll and administrative expenses’ in the period from March 9, 2007 (date of inception) to January 31, 2010 amounted to $6,930,782.

5.

We did not incur any ‘Consulting expenses’ in the three and six month periods ended April 30 2011, or in the three month period ended April 30, 2010. We incurred consulting expenses of $77,446 in the six month period ended April 30, 2010 and $1,990,000 in the period from March 9, 2007 (date of inception) to April 30, 2011, which included significant one-off consulting costs incurred in 2009 associated with aborted financing activity. The downward trend and recent elimination of consulting expenses reflects the general reduction in the use of consultants as we focus our activities around the UK plant project.

6.

‘STT overhead costs’ relate to the maintenance costs of the STT technology and patents acquired in March 2009, including patent protection and storage of the acquired reactors. In the three and six month periods ended April 30, 2011 these costs amounted to $15,901 and $29,341, respectively, compared to $82,686 and $106,686 in the three and six month periods ended April 30, 2010, respectively, and $438,518 in the period from inception (March 9, 2007) to April 30, 2011. The reduction in costs arises as a result of the sale in September 2010 of a substantial number of STT reactors that were surplus to our requirements, resulting in a reduction in storage costs. We are currently not using the STT technology in our activities, although we anticipate introducing this technology into our Waste-to-Energy plant strategy in due course.

7.

‘Travel and accommodation expenses’ in the three and six month periods ended April 30, 2011 amounted to $9,844 and $25,211, respectively, compared to  $62,402 and $100,678 in the three and six month periods ended April 30, 2010. This reduction is due to a lower volume of travel expensed as our efforts are focused on the UK Plant. In the period from inception (March 9, 2007) to April30, 2011 travel and accommodation expenses accumulated to $1,226,418.

8.

‘Occupancy, communications and other central group overheads (excluding UK plant)’ in the three and six month periods ended April 30, 2011 amounted to $7,715 and $(9,840), respectively. The credit in the six month period arises because of the reversal during the three month period ended January 31, 2011 of an accrual for $36,000 made in respect of disputed liabilities which were settled in our favour. The adjusted charges in the three and six month periods ended April  30, 2011 of $7,715 and $26,160 , respectively, compares to comparable charges of $55,679 and $106,185 for the three and six month periods ended April 30, 2010, respectively. In the period from March 9, 2007 (date of inception) to January 31, 2011 these costs amounted to $692,312. The general downward trend in due to the focus of our activity on the UK plant.

9.

We have incurred certain costs and expenses which have been defrayed by the issuance of shares and share warrants rather than cash. In the three and six month periods ended April  30, 2011 these comprised :

a)

An accrual made on account of obligations to issue shares of our Common Stock under contracts with third parties for services which resulted in a charge of $18,208 and $31,733 in the three and six month periods ended April 30, 2011, respectively. No such charge arose in the three and six month periods ended April 30, 2010. The charge related to the issuance of shares for services in the period from inception (March 9, 2007) to April 30, 2011 amounted to $253,567.

b)

As part of our approach to compensating our senior staff, management and officers we issue stock purchase warrants to selected individuals from time to time. The charge in the three and six month periods ended April 30, 2011 arising in respect of the issuance of such warrants amounted to $157,666 and $348,886, respectively. The comparable charge in the both the three and six month periods ended April 30, 2010 was $113,895. The increase arose as a result of a significant number of stock purchase warrants being issued to senior staff, management and officers in April and November 2010, resulting in an increased warrant expense charge arising in periods subsequent to April 30, 2010.We have compensated certain third party service providers from time to time in the form of awarding to them warrants to purchase shares of our Common Stock. The charge associated with the issuance of such warrants in the three and six month periods ended April 30, 2011amounted to $- 0- and $42,864, respectively. No such charge arose in the three and six month periods ended April 30, 2010. The aggregate charge related to the issuance of all warrants issued for services in the period from inception (March 9, 2007) to April 30, 2011 amounted to $2,413,873.

10.

Impairment charges arise in connection with the periodic reappraisal of our assets and, in particular:

(i)

In the period from March 9, 2007 (date of inception) and April 30, 2011, we recorded aggregate impairment charges of:

a.

$1,538,640 as a result of the elimination of the capitalized costs that we incurred in the Kentucky project upon the cessation of that project; and.

b.

$2,918,463 (prior to the provision reversal of $151,250 described in (ii) below) in connection with decrease in valuation of our Kentucky land in line with the general decline in property values across the USA.

(ii)   In January 31, 2011 we determined that the land that we continued to own in Kentucky (approximately 217 acres), after the sale in January 2011 of 220 acres of the original 437 acres,  should be retained for possible future development as a Waste-to-Energy Plant. Previously, in 2010 we had decided to aim to sell the entire 437 acres of land and we had consequently reclassified the entire Kentucky land as ‘Land held for sale’ on our consolidated balance sheet. At that time we provided an amount against the recorded book value of the land to cover estimated sales costs and commissions. Upon making the subsequent decision to retain the 217 acres of land, we reclassified that land back to ‘Property, Plant and Equipment’ in our Consolidated Balance Sheet and we reversed the provision for estimated selling costs ($151,250) that had related to this land.

11.

In September 2010 we sold our non-core STT plant and equipment to certain companies owned by Mr. Jack Dunigan (jointly referred to as the “Purchaser”), a former employee and a founding shareholder of the Company, as part of a series of connected transactions with the Purchaser. Under these transactions we sold to the Purchaser our non-core STT assets while retaining the ownership of the patents and technology and certain STT reactors for potential use at our UK Waste-to-Energy Plant. We granted to the Purchaser a license to use and/or sell the STT technology in the USA and we have retained an ongoing interest in the form of a share of future STT based revenues and/or profits of the Purchaser. We recorded a book loss on the sale of STT assets of $3,400,382.

12.

In the six month period ended April 30, 2011 we sold 220 acres of our land in Kentucky (as described in footnote 10 above) and incurred a loss of $423,573 on the sale transaction.

13.

On May 24, 2010 the Company’s UK subsidiary which is conducting the development of the UK plant and site was awarded a Research and Development Tax Credit by the UK Government in the amount of $279,085, which is classified as “Subsidy Received” in our Consolidated Statements of Operations for the period from inception (March 9, 2007) to April 30, 2011. Such credits are awarded to businesses which incur labor costs in carrying our research and development work and we satisfied the UK Government that our activities on the UK site in the year ended October 31, 2009 qualified us to receive such credit. Research and Development credits are off-settable against payroll withholding taxes. We have concluded that it is inappropriate to record such credits until they are awarded and then to record them on the date of award. We intend to make a further application for this type of grant (and others that may be available from time to time) and, accordingly will prepare and submit a Research and Development Grant application for the year ended October 31, 2010. The amount, if any, of the grants to be awarded cannot be judged with reasonable certainty at this time and is therefore not recorded in the consolidated financial statements.

Other Income (Expense)

The operating loss was offset partially by other income which arose as follows:

		Three months ended April 30,		Six months ended April 30,		Period from Inception (March 9, 2007) to April 30,
	Note	2011	2010	2011	2010	2011
Other income (expense)
Interest income	1	$-	$247	$2,349	$1,312	$563,859
Interest expense and similar charges	2	(16,383)	-	(56,814)	-	(75,424)
Miscellaneous income (net of related costs)	3	8,585	31,315	13,062	57,162	149,689
Forgiveness of debt	4	-	-	-	-	296,714
		$(7,798)	$31,562	$(41,403)	$58,474	$934,838

Sale of scrap and surplus assets		$226,707	$777,396	$690,625	$1,481,616	$3,254,012
Cost associated with the sale of scrap		(133,200)	(146,199)	(278,878)	(305,682)	(947,991)
Cost basis of other assets		-	(35,302)	-	(90,499)	(210,058)
Book value of assets sold		-	4,662	-	(151,456)	(208,198)
Net profit from sale of redundant scrap assets	5	$93,507	$600,557	$411,747	$933,979	$1,887,765

Total other income (expense)		$85,709	$632,119	$370,344	$992,453	$2,822,603

Footnotes to ‘Other Income (Expense)’ table:

1.

We earned interest income on cash deposits of $563,859 in the period from inception (March 9, 2007) to April 30, 201l. Since the majority of our surplus cash funds had been expended by October 31, 2009 we recorded only modest interest income in the three and six month periods ended April 30, 2011 ($- 0 - and $2,349), respectively) and in the three and six month periods ended April 30, 2010 ($247 and $1,312, respectively).

2.

We have incurred only limited amounts of interest expense ($75,424) in the period from inception (March 9, 2007) to April 30, 2011, since, for the majority of this period, we were cash positive and had no interest bearing indebtedness. However, recently we have raised funds through secured indebtedness and the interest charges on such indebtedness amounted to $16,383 and $56,814 in the three and six month periods ended April 30, 2011, respectively. The amount charged for the six month period ended April 30, 2011 included a fee of $25,000 paid to the holder of a promissory note in exchange for the holder’s agreement to restructure the promissory note. No interest charges arose in the three and six month periods ended April 30, 2010.

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

4.

We benefited in a credit arising on the forgiveness by a former director, who served prior to the reverse merger completing in December 2007, of loans made to the Company from him which is shown as a credit of $296,714 in the period from inception (March 9, 2007) to April 30, 2011.

5.

On acquisition of the UK plant and industrial site in March 2009 we identified considerable surplus infrastructure on the site. This included surplus stainless steel, copper wire and other valuable materials embedded in surplus infrastructure as well as certain items of plant which were embedded into the plant infrastructure and were surplus to our requirements. Since the acquisition of the site we have conducted an ongoing program of isolating and extracting such surplus materials, as we re-zoned the plant site and prepared it for our own intended application, and then selling this surplus material on the open market. We earned gross cash receipts from this activity amounting to $226,707 and $690,625 in the three and six month periods ended April 30, 2011, respectively, and $777,396 and $1,481,616 in the three and six month periods ended April 30, 2010, respectively; and we have generated total gross cash receipts from this activity in the period from inception (March 9, 2007) to April 30, 2011 of $3,254,012. While there is still some further value to be extracted, as we move towards completing the re-zoning of the UK plant site, the amount of scrap sales have and will continue to become increasingly less material as we complete the re-zoning and move towards production. We have offset the direct cost of labor and materials involved in extracting and selling the surplus materials and any carrying value recorded in the financial statements relative to the scrapped materials, against the gross sales proceeds in calculating ‘Gain on the sale of scrap and surplus assets’ included in ‘Other Income and Expense’ in the ‘Consolidated Statements of Operations’, resulting in a gain arising from sale of scrap and surplus assets in the three and six month period ended April 30, 2011 of $93,507 and $411,747, respectively, compared to $600,557 and $933,979 in the three and six month periods ended April 30, 2010, respectively and $1,887,765 in the period from inception (March 9, 2007) to April 30, 2011.

Assets, Liabilities and Working Capital Adequacy

Property Plant and Equipment

During the three and six month periods ended April 30, 2011 and April 30, 2010, the Company made no significant purchases of property and equipment.

During the period from March 9, 2007 (date of inception) through April 30, 2011, the Company purchased property and equipment, comprised of the following main categories:

(i)

Acquisition of STT Assets: On January 28, 2009, the Company, entered into an asset purchase and other related agreements with Kreido Biofuels, Inc., a Nevada corporation (“Kreido”), to acquire identified assets owned by Kreido, including certain machinery, patents and intellectual property rights relating to the STT® technology developed by Kreido. The Company plans to use the STT® technology in its UK plant for the production of bio-diesel fuel and other by-products. The transaction closed on March 5, 2009. The aggregate cost of the assets was $4,681,269. Consideration paid included $2,797,210 in cash and the assumption of certain payables, issuance of 1,200,000 shares of the Company’s common stock (of which 300,000 shares are held in escrow as contingent consideration) and a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $8.00 per share with an expiration date of March 5, 2014. The warrant provides for anti-dilution adjustment in limited circumstances and piggyback registration rights with respect to the underlying shares of common stock. The Company also incurred direct acquisition costs of $744,724, related to finders’ fees and legal fees. On September 7, 2010 we sold a the majority of the acquired STT machinery, since we considered that it was surplus to our immediate requirements; and we retained the STT intellectual property and patents together with certain reactors which we plan to use in our UK Waste-to-Energy plant. This transaction is described in footnote 11 to the Operating Loss table set out above.

(ii)

Acquisition of UK Industrial Site to develop into our First Waste-to-Energy Plant: On April 6, 2009, the Company signed a series of related agreements under which we acquired an industrial site and plant infrastructure which included a 22mgpy operational bio-diesel plant, a substantial waste liquid biomass processing plant, three electricity sub-stations, substantial unused industrial infrastructure (industrial buildings and structures), a 41 acre industrially developed site (upon which all of the foregoing was based) and approximately 100 acres of industrially zoned (but presently undeveloped) land, all located near Blyth, Northumberland, in North East England. The acquisition was made from an administrator appointed over the previous owner and developer of the acquired assets, under the terms of a “pre-packaged” acquisition agreement out of said insolvency. The total cost of the acquisition of the assets was $804,623, which was allocated to plant and equipment based on relative fair values. Aggregate cost comprised cash paid of $399,627 plus direct acquisition costs of $404,996.

(iii)

Kentucky Land Acquisition and Related Project Capital Expenditure: Our original business plan was to purchase land in Kentucky and construct a differentiated integrated BioEnergy and Waste-to-Energy plant on that land. This original project had a projected capital cost of approximately $400 million. In early 2008 we acquired 437 acres of Kentucky land for approximately $6.2 million and we commenced activity on the site to develop the planned plant. However with the advent of the capital markets crash in mid 2008 it became apparent that we could not raise the substantial amounts of capital required to complete the plant and we subsequently decided to abandon the original plans, put the Kentucky land up for sale and concentrate our resources on seeking to find distressed assets at a deep discount to cost, which we could then develop, with a more modest capital outlay, into Waste-to-Energy plants. This strategy led to the asset acquisitions referred to under (i) and (ii) above. Following the decision to curtail the Kentucky project and attempt to sell the Kentucky land, we recorded aggregate impairment losses amounting to $4,305,853 as a result of (a) the loss arising on the previously capitalized Kentucky project costs and (b) value impairment losses recognized in connection with the decline in value of the Kentucky land in line with the general decline in US property values. In January 2011 we sold 220 acres of our Kentucky land for $1.5 million in cash and recorded a book loss on that transaction of $423,573. At April 30, 2011 we continue to own approximately 217 acres of the original Kentucky land which is recorded at a book value of approximately $2,016,663 million in our ‘Consolidated Balance Sheet’. We currently intend to retain this land since it offers the potential to use as a base for a future Waste-to-Energy plant. The original consideration paid for part of this retained land was in the form of a promissory note issued to the vendor of the land, originally in the amount of $600,000. At April 30, 2011 the amount due under the original promissory note had been reduced to $440,000 as part of a restructuring of the note, which is described in “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

At April 30, 2011 the Company had cash balances of $19,004 and working capital deficit of $1,865,196, compared to cash balances at October 31, 2010 of $86,609 and a working capital deficit of $2,204,176. The reduction in the working capital deficit between October 31, 2010 and April 30, 2011, was due to the sale of land and other non-core assets to finance the ongoing development of our UK plant and provide working capital to support our activities. We reported total stockholders’ equity at April 30, 2011 of $1,900,632, compared to $2,804,939 at October 31, 2010.

At April 30, 2011 we had current liabilities of $2,186,270, compared to $2,450,618 at October 31, 2010. Current liabilities at April 30, 2011 mainly comprised (a) $796,625 in our UK plant subsidiary, (b) $440,000 being the remaining principal amount due, under a Land  Promissory Note, which has been repaid in full out of the proceeds of the debenture issuance in May 2011 described below  (c) $339,985, which is the principal amount due to contractors, officers and directors in respect of unpaid amounts due to them, under contracts for services, the payment of which has been deferred by agreement until such future time as the Company has raised further finance and is able to make payment and (d) $609,660 that is mainly due to contractors and professional advisers. Most of these creditors have agreed formally or informally to defer receipt of payment either, as in the case of (b) and (c) by way of a formal postponement of payment, or by agreement to repayment plans over time. We are, however, reliant on the ongoing goodwill and support of our creditors ahead of planned finance raisings referred to below.

Cash Inflows in the Six Month Period Ended April 30, 2011 and Subsequently

a. Sale of Kentucky land

In January 2011, the Company realized cash of $1.5 million, in the form of the gross proceeds received from the partial sale of its Kentucky land, which has been mainly used to reduce liabilities and to invest into the UK plant development project.

b. Issuance of Original Issue Discount Senior Secured Convertible Debentures (“Debentures”)

On May 5, 2011, pursuant to a securities purchase agreement between the Company and GCP VIII, LLC (the “Purchaser”) (the “Purchase Agreement”), the Company agreed to sell, and the Purchaser agreed to purchase, up to $5,000,000 of the “Debentures” on two separate closing dates.

On the first closing date (May 5, 2011), the Company sold to the Purchaser a Debenture having a principal amount of $2,133,333, in respect of which it received gross proceeds of $1,600,000 (fees and expenses incurred by the Purchaser of  $124,997 have been deducted from the proceeds). We used part of the net proceeds to repay the Land Purchase Note (for a total redemption amount of $454,600, which included accrued interest and costs), releasing net cash to the Company of $1,020,403, which is to be used for working capital purposes and to invest in the final stages of the Waste-to-Energy plant project.

The second closing may take place only after the Company satisfies the Purchaser that it has met certain operational milestones which are described in the Purchase Agreement. The principal amount of the Debenture to be issued at the second closing is $2,866,667, of which the gross proceeds to be received by the Company would be $2,150,000.

The Debentures are due for repayment on the two year anniversary of their issuance in an amount equal to 118% of their principal amount and no regularly scheduled interest payments are to be made on them.

Although these cash inflows have allowed us, and will allow us, to continue with the development of our UK Waste-to-Energy plant towards completing the project and commencing production, we continue to require significant new capital to enable us to achieve this and we are actively exploring various sources of such additional capital. If we are unable to raise necessary capital we will have to materially change our business plan, which could involve modifying, delaying and/or abandoning further work on the UK plant and/or the sale of our remaining assets. The Company is a highly speculative investment and investors may lose some or all of their investment in the Company.

Sources and Use of Funds

Summary Overview of Sources and Uses of Funds from Inception

Since inception, the Company has financed itself primarily by the sale of equity securities. The Company raised $2.2 million on March 26, 2007, approximately $22.8 million (net of issuance costs) on December 4, 2007, and approximately $1.6 million (net of issuance costs) on July 30, 2008, by way of three separate private placements of shares of common stock. In addition the Company has raised $1.10 million in the form of loans secured against its Kentucky land, of which $660,000 had been repaid in the period up to April 30, 2011; and the balance was repaid out of the issuance of the Debentures in May 2011, which, as explained above, introduced a net cash inflow of $1,020,403 to the Company in May 2011.

Therefore in the period from inception (March 9, 2007) to April 30, 2011, aggregate cash funds raised by the issuance of equity and debt financing (net of loan repayments) have amounted to approximately of $27.0 million. An analysis showing how these funds have been invested (including group payroll and overhead allocated by caption based on activity) is set out below:

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

Current assets and liabilities

At April 30, 2011, we had current assets of $321,074, comprised of (a) cash of $19,004, (b) inventory of $12,667 comprised of materials located at our UK plant and (c) various prepaid expenses and sundry receivables of $289,403, of which $278,208 was in respect of amounts paid in relation to fees and expenses directly associated with capital raising projects (one of which was partially completed after April 30, 2011 (the debentures issued in May 2011 described above) and others are in still in progress), which will be matched with and written off against the transaction costs of those future capital raises when they are completed. Our current liabilities at April 30, 2011 amounted to $2,186,270, the composition of which is detailed in the section “Liquidity and Capital Resources” above. At October 31, 2010, we had current assets of $246,442, represented by cash of $86,609 and other current assets of $159,833; and we had current liabilities of $2,450,618.

Net Cash Used in Operating Activities

Cash utilized in operating activities was $1,255,875 for the six month period ended April 30, 2011, as compared to $2,311,190 for the six month period ended April 30, 2010. The reduction is due to our focus in the six month period ended April 30, 2011 on finalizing the development of the UK plant project and the fact that, as we reach the final stages of that project, we are able to both (a) focus our overall group costs on the UK plant and thereby reduce the overall level of group costs and (b) reduce the level of expenditures on the UK project itself as we concentrate on strategic and commercial activities which are less cost intensive than the earlier stages of the UK plant project, when we were engaged in more labour intensive and generally more expensive project activities. Total cash utilized in operating activities was $17,951,654, from March 9, 2007 (date of inception) through April 30, 2011.

Net Cash Provided by / Used in Investing Activities

During the six month period ended April 30, 2011 cash provided by investing activities was $1,797,763 compared with $1,321,714 in the six month period ended April 30, 2010. The increase is primarily due to $1,500,000 received from the sale of part of our land in Kentucky. In both periods we received cash from the sale of scrap, redundant and surplus assets at our UK plant, which were released for sale as part of the rezoning and preparation of the industrial site in preparation for completing our Waste to Energy plant on that site, although the receipts from this source were less in the six month period ended April 30, 2011 (when they amounted to $690,626) compared to the comparable six month period ended April 30 2010 (when they amounted to $1,481,617 (since the re-zoning of the UK plant was nearing completion at April 30, 2011 and the quantity of surplus assets being released was consequently reduced). Cash used in investing activities, net of cash provided by investing activities, in the period from inception (March 9, 2007) to April 30, 2011 amounted to $8,824,071, which is mainly comprised of the acquisition of land, plant and equipment and plant construction costs, offset by proceeds from the sale on non-core assets (of $4,678,970)

Cash Provided by /Used in Financing Activities and Capital Adequacy

During the period from March 9, 2007 (date of inception) through April 30, 2011, the Company received net cash provided by financing activities of $26,249,750, representing primarily the net proceeds received from private placements. During the six month periods ended April 30, 2011 and April 31, 2010 the Company did not receive any cash from financing activities, but it did make (partial) repayments of loans in the amounts of $600,000 and $60,000 in the six month periods ended April 30, 2011 and April 30, 2010, respectively.

We attributed the fact that we had been unable to raise additional equity capital in the period since July 2008 (the date of our last successful private placement of equity) to April 30, 2011 to (a) the materially adverse state of the global capital markets during the period since mid 2008 and (b) the fact that the Company is still in its development stage at a time when development stage enterprises are finding it difficult to raise equity capital due to the nature of the global capital markets. Despite this, we have managed to maintain momentum at our UK plant development project through realizing cash from the sale of surplus assets (which has aggregated to $4,905,678 in the period from inception (March 9, 2007) to April 30, 2011).

As explained above, we raised cash subsequent to April 30, 2011 through the issuance of a debenture on May 5, 2011, (the first draw down of which was for $1,600,000) which reflects the present, advanced stage of development of the UK Waste-to-Energy plant project and we anticipate further financings as we progress out of our development stage. In addition we have secured a second draw down under the same debenture facility, which is conditional upon us reaching certain milestones in the completion of the Waste-to-Energy plant project.

We need to raise further capital, in addition to the debenture finance outlined above, which is likely to be in form of equity finance, to finance the completion of the UK plant. We, together with our corporate finance advisers, are currently in discussions with various potential sources of equity finance aimed at providing adequate additional capital to finance the completion of the UK plant. There can be no certainty at this time about the success of outcome of these discussions and therefore there is no certainty about our ability to complete our planned development of the UK Waste-to-Energy Plant or to commence commercial activity.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash from our finance raising activity and/or from the further sale of assets to meet our obligations on a timely basis and to continue with the development of the UK plant. We currently have no sources of financing available, other than as set out above, and we do not expect to earn any revenues until we have either (a) completed to plant construction project and/or (b) completed a successful acquisition of a waste liquid biomass trading business (in line with our stated strategy of vertical integration into the waste liquid biomass supply chain). Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent accounting pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. The adoption of this ASU did not have a material effect on the financial position, results of operations or cash flow of the Company.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of this ASU did not have a material effect on the financial position, results of operations or cash flow of the Company.

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

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

FOUR RIVERS BIOENERGY INC.

Date: June 07, 2011	By:	/s/ Stephen Padgett
Name: Stephen Padgett Title: President and Chief Executive Officer

Date: June 07, 2011	By:	/s/ Martin Thorp
Name: Martin Thorp Title: Chief Financial Officer