Form 10-Q
period 2011-07-31
FOUR RIVERS BIOENERGY INC.
filed 2011-09-16
CIK 1312069

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011

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

__________________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,793,853 shares of common stock, par value $.001 per share, outstanding as of September 13, 2011

FOUR RIVERS BIOENERGY INC.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:	4
	Condensed Consolidated Balance Sheets at July 31, 2011 (Unaudited) and October 31, 2010	4
	Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2011 and 2010 and the period from March 9, 2007 (date of inception) through July 31, 2011 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the period from March 9, 2007 (date of inception) through July 31, 2011 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flow for the nine months ended July 31, 2011 and 2010 and the period from March 9, 2007 (date of inception) through July 31, 2011 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	[Reserved]	44
Item 5.	Other Information	44
Item 6.	Exhibits	44

SIGNATURES		45

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$90,735	$86,609
Inventory	12,488	21,018
Value added tax refunds receivable	72,130	4,272
Prepaid expenses and other current assets	369,830	134,543
Total Current Assets	545,183	246,442

Land, property plant and equipment, net	4,044,382	1,678,028
Land held for sale	-	3,700,000
Patents and other, net	243,534	260,525
Debt issue costs, net of accumulated amortization of $26,703 and $0, respectively	197,666	-
Security deposit	125,518	122,562
Total Assets	$5,156,283	$6,007,557

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,302,430	$1,470,294
Accrued compensation payable	339,985	339,985
Payroll taxes payable	104,764	100,339
Land purchase note	-	540,000
Total Current Liabilities	1,747,179	2,450,618

Note payable	-	500,000
Debenture payable, net of debt discount of $1,065,151 and $0, respectively	1,452,182	-
Derivative liability – warrants	126,841	-
Derivative liability - conversion feature	149,866	-
Deferred credit on asset purchase	252,000	252,000
Total Long Term Liabilities	1,980,889	752,000

Commitment and contingencies

Stockholders' Equity
Preferred stock:
Authorized: 100,000,000 shares with par value of $0.001 per share:
Issued and outstanding: - 0 - shares as of July 31, 2011 and October 31, 2010, respectively	-	-
Common stock:
Authorized: 500,000,000 shares with par value of $0.001 per share:
Issued: 9,002,186 and 8,329,686 shares as of July 31, 2011 and October 31, 2010, respectively
Outstanding: 8,702,186 and 8,029,686 shares as of July 31, 2011 and October 31, 2010, respectively	8,702	8,030
Additional paid in capital	29,503,980	29,603,027
Accumulated other comprehensive income - foreign currency translation gain	646,874	646,676
Deficit accumulated during development stage	(28,676,649)	(26,999,277)
Stockholders' equity attributable to Four Rivers BioEnergy, Inc. Common Shareholders	1,482,907	3,258,456
Non controlling interest	(54,692)	(453,517)
Total Stockholders' Equity	1,428,215	2,804,939
Total Liabilities and Stockholders' Equity	$5,156,283	$6,007,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(unaudited)
	For the Three Months Ended July 31,		For the Nine Months Ended July 31,		For the Period from March 9, 2007 (date of inception) through July 31,
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-	$3,201,412
Cost of goods sold	-	-	-	-	(4,196,687)
Gross Loss	-	-	-	-	(995,275)

Operating expenses
Professional fees	$148,235	$185,142	$536,366	$620,259	$2,851,218
Fair value of shares issued or to be issued for services	50,500	34,667	82,233	34,667	550,567
Contractors, payroll and administrative expenses	82,173	580,887	555,768	1,815,794	9,456,568
Warrants issued for services	(55,685)	11,546	293,201	125,441	2,358,188
Bank charges	1,554	1,747	5,178	8,971	40,694
Consulting expenses	(6,000)	-	(6,000)	77,446	1,984,000
Depreciation and amortization expense	56,794	40,827	169,381	126,109	406,921
Asset impairment loss	-	-	-	-	4,457,103
Reversal of land sale costs provision	-	-	(151,250)	-	(151,250)
Farming costs	-	-	-	-	54,633
Other site costs	48,467	110,742	281,917	553,030	2,149,168
Patent protection costs STT	2,588	11,930	31,929	33,223	158,330
Relocation, storage and other costs STT	-	33,738	-	119,130	282,775
Office and sundry	5,010	93,468	29,510	242,052	875,207
Property and land taxes and rent expense	12,737	101,051	(337,272)	333,289	380,934
Telephone and communications	2,855	8,349	10,569	25,213	112,699
Travel expense	3,941	25,030	41,620	129,380	1,303,258
Total operating expenses	353,169	1,239,124	1,543,150	4,244,004	27,271,013

Loss on sale of STT assets	-	-	-	-	(3,400,382)
Loss on sale of land	-	-	(423,573)	-	(423,573)
Subsidy received	-	278,285	-	278,285	279,085
Loss from operations	(353,169)	(960,839)	(1,966,723)	(3,965,719)	(31,811,158)

Other income (expense)
Gain on sale of scrap and surplus assets	17,681	340,101	429,428	1,274,080	1,905,446
Interest income	-	-	2,349	1,313	563,859
Interest expense	(173,527)	-	(230,341)	-	(248,951)
Other income	3,157	46,450	16,219	103,611	152,846
Change in fair value of derivative liabilities	15,006	-	15,006	-	15,006
Forgiveness of debt	-	-	-	-	296,714
Total other income (expense)	(137,683)	386,551	232,661	1,379,004	2,684,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations (continued)
(unaudited)
	For the Three Months Ended July 31,		For the Nine Months Ended July 31,		For the Period from March 9, 2007 (date of inception) through July 31,
	2011	2010	2011	2010	2011
Net loss before provision for income taxes	(490,852)	(574,288)	(1,734,062)	(2,586,715)	(29,126,238)
Income taxes (benefit)	-	-	-	-	-

Net loss	(490,852)	(574,288)	(1,734,062)	(2,586,715)	(29,126,238)
Net loss attributable to the non-controlling interest	5,892	4,416	56,690	190,090	449,589
Net loss attributable to Four Rivers BioEnergy, Inc.
Common Shareholders	$(484,960)	$(569,872)	$(1,677,372)	$(2,396,625)	$(28,676,649)

Basic and diluted loss per share attributable to Four Rivers BioEnergy, Inc.	$(0.06)	$(0.07)	$(0.20)	$(0.30)

Weighted average number of basic and diluted
common shares outstanding used in loss per share calculation	8,429,769	7,979,326	8,220,557	7,940,892

Comprehensive loss:
Net loss	$(490,852)	$(574,288)	$(1,734,062)	$(2,586,715)
Foreign currency translation - loss	(5,780)	(17,037)	(15,763)	(57,581)
Comprehensive loss	$(496,632)	$(591,325)	$(1,749,825)	$(2,644,296)
Comprehensive (gain)/loss attributable to the non-controlling interest	4,604	12,599	72,651	193,519
Comprehensive loss attributable to Four Rivers BioEnergy, Inc. Common Shareholders	$(492,028)	$(578,726)	$(1,677,174)	$(2,450,777)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

For the Period from March 9, 2007 (date of inception) through July 31, 2011

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

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Stockholders' Equity (continued)
(unaudited)

For the Period from March 9, 2007 (date of inception) through July 31, 2011

						Deficit	Accumulated
						Accumulated	Other
	Preferred Stock		Common Stock		Additional	During the	Comprehensive		Total
	Number of		Number of		Paid In	Development	Income /	Noncontrolling	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Stage	(Loss)	Interest	Equity
Balance, October 31, 2009	2	$-	7,921,355	$7,922	$29,363,347	$(20,450,577)	$656,598	$-	$9,577,290
Termination of Preferred Stock	(2)	-	-	-	-	-	-	-	-
Stock warrants issued for compensation	-	-	-	-	197,621	-	-	-	197,621
Shares issued for services in May 2010	-	-	66,666	66	34,601	-	-	-	34,667
Shares issued for services in October 2010	-	-	41,665	42	7,458	-	-	-	7,500
Foreign currency translation adjustment	-	-	-	-	-	-	(9,922)	(60,618)	(70,540)
Net loss	-	-	-	-	-	(6,548,700)	-	(392,899)	(6,941,599)

Balance, October 31, 2010	-	$-	8,029,686	$8,030	$29,603,027	$(26,999,277)	$646,676	$(453,517)	$2,804,939
Stock warrants issued for compensation	-	-	-	-	293,201	-	-	-	293,201
Shares issued upon exercise of warrant	-	-	200,000	200	1,599,800	-	-	-	1,600,000
Shares issued for Services in July 2011	-	-	372,500	372	79,528	-	-	-	79,900
Acquisition of noncontrolling interest in subsidiary	-	-	100,000	100	(2,071,576)	-	-	471,476	(1,600,000)
Foreign currency translation adjustment	-	-	-	-	-	-	198	(15,961)	(15,763)
Net loss	-	-	-	-	-	(1,677,372)	-	(56,690)	(1,734,062)

Balance, July 31, 2011	-	$-	8,702,186	$8,702	$29,503,980	$(28,676,649)	$646,874	$(54,692)	$1,428,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended July 31,		For the Period from March 9, 2007 (date of inception) through July 31,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(1,734,062)	$(2,586,715)	$(29,126,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment loss	-	-	4,457,103
Reversal of land sale costs provision	(151,250)	-	(151,250)
Depreciation and amortization expense	169,381	126,109	491,874
Forgiveness of debt		-	(296,714)
Shares issued for services	79,900	34,667	548,234
Stock warrants issued for compensation	293,201	125,441	2,358,188
Amortization of debt issue costs	26,703	-	26,703
Amortization of debt discount	143,895	-	143,895
Change in fair value of derivatives	(15,006)	-	(15,006)
Reversal of capitalized cost and interest accruals - non-cash	-	-	71,605
Loss on sale of land	423,573	-	423,573
Loss on sale of STT assets	-	-	3,400,382
Gain on sale of scrap and surplus assets	(429,428)	(1,274,080)	(1,905,446)
Changes in operating assets and liabilities:
Value added tax refunds receivable	(66,310)	3,651	(70,561)
Inventory	8,844	100,360	(15,047)
Prepaid expenses and other current assets	(233,588)	47,860	(530,101)
Deposits	-	155,005	(129,264)
Accounts payable and accrued liabilities	(199,353)	425,559	1,938,791
Value added tax payable	-	88,591	-
Net cash used in operating activities	(1,683,500)	(2,753,552)	(18,379,279)

Cash flows from investing activities
Purchase of property, equipment and intangible assets	(477,884)	(145,382)	(11,064,215)
Plant construction costs	-	-	(1,953,122)
Cash collected from (placed in) escrow	-	200,000	-
Proceeds from sale of assets	798,156	2,094,893	3,513,208
Proceeds from sale of land	1,500,000	-	1,500,000
Costs associated with sale of assets	(457,714)	(456,972)	(1,206,691)
Cash acquired in reverse merger	-	-	51,544
Prepaid expenses	-	-	(100,000)
Net cash provided by (used in) investing activities	1,362,558	1,692,539	(9,259,276)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	-	-	26,460,586
Proceeds from sale of convertible debenture	1,600,000	-	1,600,000
Costs of sale of convertible debenture	(210,231)	-	(210,231)
Payment of deferred consideration	(540,000)	(60,000)	(600,000)
Repayment of note payable	(500,000)	-	-
Repayment of automobile loans	-	-	(40,821)
Repayment of directors loan	-	-	(10,015)
Net cash provided by (used in) financing activities	349,769	(60,000)	27,199,519

Effects of accumulated foreign exchange on cash	(24,701)	(122,850)	529,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the Nine Months Ended July 31,		For the Period from March 9, 2007 (date of inception) through July 31,
	2011	2010	2011
Net increase (decrease) in cash and cash equivalents	4,126	(1,243,863)	90,735
Cash and cash equivalents at beginning of period	86,609	1,399,437	-
Cash and cash equivalents at end of period	$90,735	$155,574	$90,735

Supplemental cash flow information
Interest paid	$52,817	$-	$69,116
Income taxes paid	$-	$-	$-

Non-cash financing and investing activity
Discount on debenture payable	$917,333	$-	$917,333
Derivative liability - conversion feature liability at issue	$164,267	$-	$164,267
Derivative liability - warrant liability at issue	$127,446	$-	$127,446
Account payable applied to asset sale	$-	$-	$179,136
Property and equipment purchased on credit and automobile loans	$-	$-	$640,821
Issuance of common stock for property and equipment	$-	$-	$1,008,000
Issuance for warrants for property and equipment	$-	$-	$131,335
Loan receivable applied to asset purchase	$-	$-	$100,000
Prepaid expenses applied to asset purchase	$-	$-	$150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Four Rivers BioEnergy Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

July 31, 2011 and 2010

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

On July 30, 2008, the Company raised an additional $1,631, 564, net of expenses, in a private placement of 131,061 shares of common stock.

The Company is currently engaged in the final stages of development of an Integrated Waste to Energy Plant on a 41 acre industrial site in the North East of England that it acquired in April, 2009. The Waste to Energy plant will trade under the brand name, ‘Verta Energy’. To facilitate this branding the Company has created a wholly owned sub-group of companies, together known as the ‘Verta Energy Group’. Three of the Verta Energy Group subsidiaries, Verta Energy Trading Limited, Verta Energy Generation Limited and Verta Energy Oils Limited, will each operate different areas within the integrated plant.

The Company has invested in the site, equipment and infrastructure to re-configure it into an Integrated Waste-to-Energy plant, which will use waste liquid biomass as a feedstock. The Company plans to carry out the following principal processes on the reconfigured site: (a) it will process and pre-treat waste liquid biomass, using its established know-how, in the waste liquid biomass processing plant, which is located on the site; (b) it will crush rape seed to produce virgin oil, which will be used as an additional feedstock for blending and which will also be sold to food processors under contract, whereby their waste used oil will be purchased back by the Company under a back-haul arrangement for use as further captive waste biomass feedstock; (c) it will produce renewable electricity from generators which it will acquire and install. The first of these generators was acquired in June 2011 by Verta Energy Generation Limited, and it has been fully and satisfactorily tested under operating conditions. These generators will use fuel produced by Verta Energy Oils Limited in the liquid biomass processing plant, referred to above. The site already has access to the power grid through on-site electricity sub-stations; and (d) it will also be  able to produce bio-diesel from its on-site bio-diesel plant, using the processed biomass and virgin oil in a blend as feedstock.

The Company also plans to vertically integrate into the procurement of waste liquid biomass by acquisition and/or merger of existing established operators in this space and, as detailed in Note 12, in May 2011 Verta Energy Trading Limited entered into a contract to acquire a company that has considerable experience in sourcing and aggregating waste cooking oils. Completion of the contract is dependent upon certain conditions being met by the parties which, as explained in Note 12, are expected to be met in the foreseeable future.

The Company is presently in the final stages of (i) completing the planned Integrated Waste-to-Energy plant; (ii) finalizing the necessary commercial arrangements and regulatory licenses and permits, to the extent not already in place; and (iii) completing the acquisition, referred to above, in line with its plans to secure vertical integration into the waste liquid biomass feedstock space.

As detailed in Note 10 (“Debenture Payable”), on May 5, 2011 the Company raised $1,600,000 by way of issuance of a secured, convertible debenture.  After (i) paying the purchaser an arrangement fee of $100,000 and reimbursing its legal expenses of $24,997 and (ii) redeeming an existing secured promissory note in the amount of $454,600, the net cash available from the issuance of the debenture (of $1,020,403) is being used to provide ongoing working capital and to purchase, install and operate the first generator train at the Waste-to-Energy Plant. As further explained in Note 10, under the terms of the Securities Purchase Agreement which gave rise to this debenture, the Company is entitled to draw down a second debenture, which would introduce additional cash of $2,000,000 (which is stated after deducting an arrangement fee of $150,000), once it has achieved certain milestones that are described in the Securities Purchase Agreement.

The Company will require further capital, in addition to the $2,000,000 that it may receive under the second debenture referred to above, to enable it to expand and operate the UK Waste-to-Energy plant at a level which is expected to be profitable. It plans to raise such additional capital through the issuance of more debt and/or equity in due course.

Note 2: Going Concern, Liquidity and Management’s Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is still in its development stage and has not commenced planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred aggregate losses for the period from March 9, 2007 (date of inception) through July 31, 2011 of $28,676,649, which also represents its accumulated deficit at July 31, 2011. The Company has negative cash flows from operations since inception of $18,379,279. The Company also had a working capital deficiency of $1,201,996 as of July 31, 2011. The limited revenues (of $3,201,412) that the Company has recorded were for a relatively short period in 2009 while it was testing and commissioning its UK oil processing and bio-diesel plant on a trial basis.

As explained above,

(a) In May 2011 the Company raised $1,600,000 through the issuance of a convertible debenture (the “Debenture”), which, after payment of costs and expenses and redeeming a prior secured loan, resulted in a net cash inflow of approximately $1,020,000; and

(b) The Company is entitled to receive a further $2,150,000 (from which an arrangement fee of $150,000 will be deducted) under the terms of the Securities Purchase Agreement which gave rise to the Debenture. This second debenture may only be drawn down once the Company achieves certain milestones which are described in the Securities Purchase Agreement.

In addition:

(c) The Company is currently engaged in discussions with certain new potential investors to raise additional finance in the form of equity and/or debt.

Our ability to commence operations and then grow capacity and develop into a profitable business is dependent  upon (i) the satisfactory completion of the final stages of our UK Waste to Energy Plant (ii) obtaining the required permits and consents to supply renewable energy into the power grid and earn renewable obligation credits (iii) the success of our feedstock supply strategy, including our plans to vertically integrate into the supply chain; and (iv) raising additional capital in the form of  debt and/or equity finance, as discussed above, to enable us to commence revenue generation and then expand the scale of operations to a level that is expected to be profitable and, in due course, establish other Integrated Waste-to-Energy plants.

The above factors raise substantial doubt about the Company’s ability to continue as a going concern, particularly since it is has not yet achieved all of the milestones, or raised adequate capital, to enable it to commence commercial operations and generate revenue, in line with its plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company not succeed in the delivery of its business plan and, as a consequence, be unable to continue as a going concern.

Note 3:  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q; accordingly, they do not include all the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the nine months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended October 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on February 15, 2011.

Consolidation Policy

The unaudited condensed consolidated financial statements include the accounts of Four Rivers BioEnergy Inc., The Four Rivers BioEnergy Company Inc., The Four Rivers BioEthanol Company Limited, Four Rivers STT Trading Company Inc., Four Rivers STT Technology Inc., Four Rivers Real Estate Inc., BF Group Holdings Limited and its subsidiary companies and Verta Energy Group Limited and its subsidiary companies, (Verta Energy Oils Limited, Verta Energy Trading Limited and Verta Energy Generation Limited) (collectively the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The 1.25% third party ownership of BF Group Holdings Limited at July 31, 2011 is recorded as non-controlling interest in the financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include stock-based compensation assumptions and the potential outcome of future tax consequences of events that have been recognized in our financial statements. Actual results could differ from those estimates.

Development Stage Company

The Company has not generated material revenues to date and has incurred significant expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 9, 2007 (date of inception) through July 31, 2011, the Company has accumulated losses of $28,676,649.

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

The Company needs to (i) raise further capital, in addition to the funds of approximately $2 million which may be received from the potential second closing under the Debentures referred to in Note 10,  to enable it to commence initial production and grow the business in line with its plans and (ii) complete the final stages of its pre-production business plan, which  primarily involves: (a) completing the final stages of the development of the UK Waste to Energy Plant and (b) obtaining the necessary permits to enable it to sell electricity into the power grid and obtain Renewable Obligation Credits for such sales.

Until the Company commences production at its Waste-to-Energy plant and/or completes the acquisition of the trading subsidiary referred to in Note 12, the Company will remain as a development stage entity.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with ASC Topic 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists (through written sales documentation); (2) delivery has occurred (through delivery into customer’s tanks and acceptance); (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded, although the Company has not experienced any such items to date and does not expect any significant provisions in the future. The Company has no discount, rebate or warranty programs. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until revenue recognition is appropriate.

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

Impairment of Long-Lived Assets

The Company follows ASC Topic 360, "Property, Plant and Equipment" (“ASC 360”) which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Basic and Diluted Loss per Share

The Company utilizes ASC Topic 260, “Earnings Per Share” (“ASC 260”) for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. The diluted net loss per share for the three and nine month periods ended July 31, 2011 and 2010 does not reflect the effect of 5,108,570 and 1,725,000 shares potentially issuable upon the exercise of the Company’s stock warrants and convertible debenture (calculated using the treasury method) because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

Fair value measurements

The Company applies accounting guidance pursuant to ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which establishes a framework for measuring fair value and expands disclosure about fair value measurements.

ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the fair values of our financial liabilities as of July 31, 2011:

	Fair Value at	Fair Value Measurement Using
	July 31, 2011	Level 1	Level 2	Level 3
Derivative liability - warrants	$126,841	$—	$—	$126,841
Derivative liability - conversion feature	149,866	—	—	149,866
	$276,707	$—	$—	$276,707

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (conversion feature and warrant derivative liabilities) for the period ended July 31, 2011.

2011
Balance at beginning of year	$-
Additions to derivative instruments	291,713
Change in fair value of conversion feature and warrant liabilities	(15,006)
Reclassifications to equity	-
Balance at end of period	$276,707

The following is a description of the valuation methodologies used for these items:

Conversion feature and warrant derivative liabilities — these instruments consist of the variable conversion feature of the Company’s convertible debenture and certain of the Company’s warrants with a price protection provision. These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life (See Note 10).

Income taxes

The Company utilizes ASC Topic 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Comprehensive Income (Loss)

The Company utilizes ASC Topic 220, "Comprehensive Income" which establishes standards for the reporting and displaying of comprehensive income (loss) and its components.  Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The guidance requires other comprehensive income (loss) to include foreign currency translation adjustments.

Stock-Based Compensation

The Company accounts for its stock based compensation under ASC Topic 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

Recent accounting pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (“Topic 820”) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 developed common requirements between U.S. GAAP and IFRS for measuring fair value and for disclosing information about fair value measurements.  The effective date of ASU 2011-04 will be during interim or annual periods beginning after December 15, 2011 and should be applied prospectively.  Early adoption is not permitted.  The Company has not determined the impact of this ASU on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (“Topic 220”) – Presentation of Comprehensive Income.”  ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under the amendments to Topic 220 an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The effective date of ASU 2011-05 will be the first interim or fiscal period beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements.  Early adoption is permitted.  The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC are not considered by management to be relevant to the Company's present or future consolidated financial statements.

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

The third party ownership of BF Group is recorded as a non-controlling interest in the financial statements effective November 1, 2009.

Note 5: Land, Property, Plant and Equipment

A breakdown of the Company’s main items of land, property, plant and equipment are given in the table below:

	July 31, 2011	October 31, 2010
Land – Kentucky	$2,016,663	$-
Plant and equipment	1,835,870	1,807,940
Plant in process	545,952	67,877
Office equipment	4,021	3,925
Automobiles	32,040	31,286
Cost basis	4,434,546	1,911,028
Accumulated depreciation and amortization	(390,164)	(233,001)
Carrying value	$4,044,382	$1,678,027

Depreciation expense was $51,131 and $40,827 for the three month periods ended July 31, 2011 and 2010, respectively.

Depreciation expense was $152,390 and $126,109 for the nine month periods ended July 31, 2011 and 2010, respectively.

Depreciation expense was $452,228 for the period from March 9, 2007 (date of inception) to July 31, 2011 of which $84,951 was included as part of cost of goods sold.

Note 6: Land Held for Sale

Between 2007 and 2008 the Company acquired approximately 437 acres of land on a site located on the Tennessee River approximately 12 miles upriver of Paducah near Calvert City, Marshall County, Kentucky.  The total purchase price of the land was approximately $6.3 million.

Based on a valuation of the Kentucky land during the year ended October 31, 2008, the Company’s management concluded that it was appropriate in the circumstances to adjust the carrying value of the land in the balance sheet by an impairment charge of $532,224 at October 31, 2008. Consequently, the land value was reduced to $5,811,240 at October 31, 2008. This reduction in value was a consequence of the general downward trend in the value of land and property across the US during 2008.

During the fourth quarter of the fiscal year ended October 31, 2009 the Company’s management decided that it would commence activities to market and sell the land in Kentucky. This land had originally been acquired in the context of the Company’s initial plan to build a green field bio-energy plant on it. Management made this decision because the global capital markets were averse to financing green field bio fuels developments and, in the opinion of management, this situation will prevail for some time to come, and because the cash tied up in the land can be released for better use in operations.  As a result, the Company classified the land as ‘Land Held for Sale’ at October 31, 2009. The Company recorded an impairment charge of $2,111,239 during the fourth quarter of fiscal 2009, reducing the carrying value of the land to $3,700,000, which was the then fair value less estimated costs to sell.

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

Reclassification of ‘Land Held for Sale’ to ‘Land, Property, Plant and Equipment’

During the first quarter of fiscal 2011, the Company made the decision to retain approximately 217 acres of the land that was previously classified as land ‘held-for sale’ for possible use as a site for a future Waste-to-Energy plant.  In January 2011, the Company had an independent appraiser value this 217 acres site at $2,080,000 (market value). The Company’s current intention is to retain this land and not sell it. Thus, with this renewed intention to hold the remaining land the Company has considered that it should reclassify that land from ‘held-for-sale’ to ‘held-and-used’ during the quarter ending January 31, 2011. As a result, the Company has recorded land with a carrying amount of $2,016,663 as a part of Land, Property, Plant and Equipment at January 31, 2011, this amount being the lower of the current appraised value of the land or the carrying value of the land prior to its classification as ‘held-for-sale’. Upon the decision to retain the land, the Company has reversed a provision which it had previously established for possible land sales costs of $151,250.

Note 7: Intangible Assets

Amortization expense was $5,663 and $0 for the three month periods ended July 31, 2011 and 2010, respectively. Amortization expense was $16,991 and $0 for the nine month periods ended July 31, 2011 and 2010, respectively. Amortization expense was $39,646 for the period from March 9, 2007 (date of inception) to July 31, 2011.Expected amortization expense for each of the next five years is $22,655 per year.

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

Amounts charged to the Company under these arrangements are set out in the Related Party Payments Summary Table below.

Related Party Payments Summary Table

Amounts payable to Related Parties	Three months ended July 31,		Nine months ended July 31,		From inception (March 9, 2007) to July 31,
	2011	2010	2011	2010	2011
Mr. Stephen Padgett (both from employment and as a PCF consultant)	$30,000	$42,300	$90,000	$126,900	$1,036,567
PCF Solutions Limited (excluding Mr. Stephen Padgett)	94,927	91,942	271,550	225,824	986,614
Total PCF	124,927	134,242	361,550	352,724	2,023,181

ARM Consulting fees (Mr. Martin Thorp)	28,500	40,500	85,500	121,500	736,698
ARM consulting fees (Mr. Robert Galvin)	532	12,150	11,844	40,500	271,823
Total ARM	29,032	52,650	97,344	162,000	1,008,521

Mr. Gary Hudson	21,000	21,000	63,000	74,000	987,239

Mr. Neil McRae	4,500	6,300	13,500	20,300	59,300

Mr. John Nangle	-	-	-	-	69,965

Founder Shareholders (excluding directors)
Who were engaged on a long-term basis on our US projects	-	24,000	-	78,580	2,266,004
Who provided consulting services to the group	-	-	-	-	803,511

International Capital Partners S.A.
Consulting fees	-	-	-	-	675,000
Commissions payable regarding private placements	-	-	-	-	2,636,558
	$179,459	$238,192	$535,394	$687,604	$10,529,279

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

	July 31, 2011	October 31, 2010
Mr. S Padgett	$66,141	$66,141
PCF Solutions Limited (excluding Mr. Padgett)	40,401	40,401
ARM consulting fees (Mr. Thorp)	58,500	58,500
ARM consulting fees (Mr. Galvin)	18,900	18,900
Mr. Gary Hudson	38,532	38,532
Mr. Neil McRae	8,400	8,400

Under the terms of the agreements governing the deferred amounts payable, repayment will be made (a) once an investment or a series of investments is made into the Company which involves a cash receipt (or aggregate cumulative cash receipts) of at least $2 million, which includes some element of equity issuance (including warrants, options or shares of any class or type). Payment will be made immediately or against a payment plan to be approved by the board of directors, but not to exceed (at least as regards an amount equal to 10% of the invested amount) one year from the date that aggregate investments reach $2 million (the ‘Due Date’). Interest at 4% per annum shall accrue on the unpaid balance from July 31, 2010 until the Due Date and then at 8% per annum after the Due Date and any repayment plan must treat each creditor equally; or (b) in the event that the creditor’s contract is terminated by the Company or the Company ceases to be actively engaged in its waste-to-energy development plan or becomes insolvent, in which cases the amount becomes payable immediately.

The aggregate amount of accrued unpaid interest payable on the deferred compensation payable at July 31, 2011 and October 31, 2010 was $9,235 and $2,309, respectively, which is included in Accounts Payable and Accrued Liabilities in the Condensed Consolidated Balance Sheets at those period end dates.

Note 9: Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of preferred stock, with par value of $0.001 per share, of which no shares were outstanding at April 30, 2011 and October 31, 2010.

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $.001 per share.  As of July 31, 2011 and October 31, 2010, there were 9,002,186 and 8,329,686 shares of common stock issued, respectively, of which 300,000 shares are held in escrow as contingent consideration for the acquisition of the Kreido assets that are not accounted for as outstanding at July 31, 2011 and October 31, 2010. Accordingly, there are 8,702,186 and 8,029,686 shares of common stock outstanding at July 31, 2011 and October 31, 2010, respectively.

On November 17, 2010, the Company approved the grant of warrants to subscribe for 905,659 shares of common stock. Warrants to purchase 200,000 shares of common stock were issued to certain officers and employees and warrants to purchase 705,659 shares of common stock were issued to consultants for services (including warrants to purchase 495,659 shares of common stock issued to consultants acting as directors). The warrants have an exercise price of $0.40 per share and 20% vested upon grant and the balance will vest based on attainment of various performance conditions. The warrants will expire 7 years from the date of grant. Compensation expense related to employee warrants will be recorded over the vesting periods, based on the grant date fair value of $79,380. Employee compensation expense of $4,965 and $55,367 was recognized during the three and nine months ended April 30, 2011, respectively. Compensation expense related to consultant warrants will be recorded over the vesting periods, based upon the fair value of the warrants at each vesting period. The grant date fair value of those warrants was calculated to be $280,076. During the three and nine months ended July 31, 2011 the Company has recorded a credit of $28,848 and an expense of $118,375, respectively, related to the fair value of the consultant warrants vesting during those periods, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 2.25% - 2.63%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 199% - 206%; and (4) an average expected life of the warrants of 6.3 - 7 years.

On November 17, 2010, the Company approved the modification of existing warrants to purchase an aggregate of 662,535 shares of the Company’s common stock to certain executive officers, directors and employees of the Company. Warrants to purchase 25,001 shares of common stock were issued to certain executive officers and the remaining warrants were issued to consultants (including warrants to purchase 550,027 shares of common stock issued to consultants acting as directors). The modified warrants are exercisable at an exercise price of $0.40 per share and will expire 7 years from the date of grant. The warrants vest based on attainment of certain performance conditions. Compensation expense related to employee warrants will be recorded over the vesting periods, based on the grant date fair value of $9,923. Employee compensation expense of $776 and $6,172 was recognized during the three and nine months ended April 30, 2011, respectively. Compensation expense related to consultant warrants will be recorded over the vesting periods, based upon the fair value of the warrants at each vesting period. During the three and nine months ended July 31, 2011 the Company has recorded a credit of $32,578 and an expense of $70,423, respectively,  related to the fair value of the consultant warrants vesting during those periods, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.88% - 2.63%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 205% - 206%; and (4) an average expected life of the warrants of 6.3 years.

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

During July 2011, the Company issued an aggregate amount of 372,500 shares of its common stock, valued at $79,900 (based on the Company’s stock price on the dates the shares were earned and vested) for services rendered.

Note 10: Debenture Payable and Derivative Liabilities

On May 5, 2011, pursuant to a securities purchase agreement between the Company and GCP VIII, LLC (the “Purchaser”) (the “Purchase Agreement”), the Company agreed to sell, and the Purchaser agreed to purchase, up to $5,000,000 of the “Debentures” on two separate closing dates.

On the first closing date (May 5, 2011), the Company (a) sold to the Purchaser a Debenture having a principal amount of $2,133,333, in respect of which it received gross proceeds of $1,600,000 (the Purchaser’s arrangement fee of $100,000 were deducted from the proceeds) and (b) issued to the Purchaser a five-year Common Stock purchase warrant to purchase 730,689 shares of our Common Stock at an exercise price of $.40 per share (subject to adjustment). The Company has recorded a discount of $533,333 related to the difference between the gross proceeds and the principal amount, which is being amortized over the period to the date of maturity of the Debenture, May 5, 2013

Under the terms of the Purchase Agreement, the second closing may take place after the Company satisfies the Purchaser that it has met certain operational and financial milestones which are described in the Purchase Agreement. The principal amount of the Debenture which would  be issued in the event of the second closing taking place is $2,866,667, of which the gross proceeds to be received by the Company would be $2,150,000 (and the arrangement fee to be deducted is $150,000) In the event of a second closing, the Company will be obligated to issue a five-year Common Stock purchase warrant to the Purchaser to purchase 981,863 shares of Common Stock, on similar terms and conditions as the First Closing Warrant at an exercise price of $.40 per share (subject to adjustment).

The Company and its subsidiaries have entered into certain security agreements, deeds of priority and mortgages, which give the Purchaser a first security interest in all of the assets of the Company and its subsidiaries existing now and at any future date whilst the Debentures remain outstanding.

The Debentures are due for repayment on the two year anniversary of their issuance in an amount equal to 118% of their principal amount. No regularly scheduled interest payments are to be made on the Debentures. The Company may prepay any portion of the principal amount of the  Debentures  at its option at any time for an amount equal to 118% of the principal amount being prepaid, subject to the Purchaser being given the right  to convert its Debenture prior to any early redemption becoming effective. The Company has recorded a discount of $384,000 related to the difference between the principal amount of the debenture and payment amount required at maturity, which will be amortized to the date of maturity, May 5, 2013. The Debentures are convertible at any time, in whole or in part, into shares of the Company’s Common Stock at the option of the Purchaser.  The conversion price of the Debentures shall not, in any circumstance, be less than $1.50 per share; and, subject to this floor, shall be the lesser of (i) $3.00 or (ii) 80% of the average of the volume weighted average price of the Company’s Common Stock for the 30 consecutive trading days ending on the trading day that is immediately prior to the applicable date of conversion.

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

Since the Debentures are convertible into a variable number of shares, the conversion feature of the debentures is recorded as a derivative liability. Since the Warrants have a price reset feature, they are also recorded as a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to adjust to fair value as of each subsequent balance sheet date.

The Company calculated the fair value of the conversion feature of the debenture subject to derivative accounting and has determined that the fair value at May 5, 2011 was $164,267. The fair value of the conversion feature was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 205%; and (4) an expected life of the conversion feature of 2 years. The Company recorded a discount of $164,267 at May 5, 2011 related to the fair value of the conversion feature of the debentures which is being amortized over the period to the date of maturity, May 5, 2013.

The Company calculated the fair value of the warrant liability for the warrant with price protection and has determined that the fair value at May 5, 2011 was $127,446. The fair value of the warrant liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 2.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 205%; and (4) an expected life of the warrants of 5 years. The Company recorded a discount of $127,446 at May 5, 2011 related to the fair value of the warrant liability. The discount is being amortized to the date of maturity, May 5, 2013.

The Company remeasured the fair value of the conversion feature of the debenture subject to derivative accounting and has determined that the fair value at July 31, 2011 was $149,866. The fair value of the conversion feature was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 206%; and (4) an expected life of the conversion feature of 1.75 years. We recorded a credit of $14,401 in the statement of operations at July 31, 2011 related to the change in fair value of the conversion feature.

The Company remeasured the fair value of the warrant liability for the warrant with price protection and has determined that the fair value at July 31, 2011 was $126,841. The fair value of the warrant liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 206%; and (4) an expected life of the warrants of 4.75 years. We recorded a credit of $605 in the statement of operations at July 31, 2011 related to the change in fair value of the warrant liability.

The Company has incurred aggregate costs of $224,369 related to the sale of the debenture. Included in these costs is the fair value of a common stock purchase warrant granted as payment for services. The warrant has the same terms as the warrant issued with the debenture, except that there is no price protection provision. The fair value of the warrant was determined to be $14,138, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 2.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 205%; and (4) an expected life of the warrants of 5 years. The warrant was not issued as of July 31, 2011 and its value has been included in accounts payable and accrued liabilities. The aggregate costs of $224,369 will be amortized to the date of maturity, May 5, 2013.

Note 11: Notes Payable

Land purchase note

On December 31, 2009, the Company was obligated to make payment of $600,000 under the terms of a promissory note issued to a seller of part of the Kentucky land that it acquired in 2007 and 2008. At that time the Company made a partial payment of $60,000 against the amount due and reached an informal and non-binding agreement with the note holder to defer payment of the balance. Since then, and until January 21, 2011, the Company was in default under the term of the promissory note. The note is silent as to an interest rate and therefore no interest has been paid or accrued from the inception of the note. On January 21, 2011 the Company reached agreement with the note holder whereby the terms of the Note were modified by way of an Addendum. The Addendum provided for the immediate payment of $100,000, the accrual of interest at 8% per year from January 21, 2011 until repayment, the payment to the holder of a $25,000 fee to restructure the note and, upon repayment of the note, a payment of $10,000 as a contribution to the Holder’s legal costs incurred in connection with the default and rectification thereof. This note was repaid in its entirety on May 5, 2011, along with all other required payments and accrued interest.

Note payable

On September 7, 2010 the Company received proceeds of $500,000 pursuant to a promissory note (the “Note”) which was repaid in full, without penalty, in January 2011 from the proceeds of the land sale described in Note 6.

Note 12: Commitments and Contingencies

Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company’s management does not, however, presently expect that any such matters will have a material adverse effect on the Company’s business, financial condition or results of operations.

Entry into a Conditional Contract to Acquire a Waste Oil Company

On May 24, 2011, Four Rivers BioEnergy Inc.’s wholly owned subsidiary, Verta Energy Trading Limited (“VETL”), entered into a share purchase agreement  (“the Agreement”) with the shareholders of ML Oils Limited (“ML”) whereby VETL has agreed to buy, and the ML shareholders have agreed to sell, all of the issued share capital of ML to VETL in exchange for consideration payable on completion of the sale (“Completion Consideration”) and a possible earn-out payment based on the financial performance of ML (“Deferred Consideration”).

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

The Deferred Consideration is based upon the earnings before interest, taxes, depreciation and amortization (“EBITDA”) reported in ML’s audited financial statements for each of its financial years ended April 30, 2012 and 2013 (adjusted as set out in the Agreement) and shall be calculated at the rate of 1.2 times the amount by which the EBITDA in each year exceeds £260,000 (approximately $420,000), up to an aggregate maximum of £700,000 (approximately $1,120,000) of Deferred Consideration. The ML shareholders have the right to elect to receive any Deferred Consideration payable to them in the form of cash or further shares in VETL (although such additional shares shall not in any circumstance result in their aggregate shareholding in VETL exceeding 25% of the then issued share capital of VETL). Such number of additional shares will be determined based upon the then value of VETL, calculated as 3.5 times VETL’s current year annualized earnings before interest, taxes, depreciation and amortization.

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

Completion of the Agreement was subject to certain conditions being met by the parties prior to September 7, 2011. These conditions were not met by that date; however the parties are in ongoing discussions, which are expected to result in the conditions being met in the foreseeable future. The primary conditions relate to completion of certain agreements relating to the post acquisition business of ML and VETL, being: (a) a waste oil supply agreement between ML Oil Collections Limited (“Small Collections”) (an affiliated company Martin Corbett, one of the ML shareholders) and VETL governing the exclusive supply of product by Small Collections to VETL and ML; (b) certain contracts between ML and (i) a supplier and (ii) the landlord of the ML Premises; (c) a service contract between ML and VETL and Mr. Corbett, and (d) a shareholders’ agreement between the future shareholders of VETL. The Agreement also includes comprehensive warranties provided by the ML shareholders.

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

Current Plan of Operations

We are focused on producing and selling energy (in the form of electricity) and fuel from sustainable waste and renewable feedstocks. We currently operate in the UK, under the trade name Verta Energy, where we are engaged in the final stages of completion of development of our first Integrated Waste-to-Energy plant, which we have developed out of a brown-field industrial site that we purchased out of a distressed insolvency in early 2009.  Our business model involves the vertical integration of the energy production cycle from waste feedstock procurement and processing through to electricity generation and sale (with further choice to produce biodiesel from the processed waste feedstock blended with virgin oils), all within one business model and on integrated industrial sites.

Our medium term aims are to replicate this business model in other geographical regions in the USA, Europe and other locations by building and operating a network of ‘Waste-to-Energy’ plants through:

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

We believe that our Waste-to-Energy strategy differentiates us in the market in several ways:

•

The careful identification, negotiation, structuring and purchasing of distressed assets and technologies and their subsequent development and improvement into purpose built Waste-to-Energy plants (a) substantially reduces the overall capital cost and (b) accelerates the building, testing and permitting timelines; when compared to similar sized ‘green field’ developments;

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

•

Our business model has variety and choice built into it, for example:

▪

We plan to use various waste and sustainable source feedstocks in our feedstock processing and pre-treatment facilities thereby increasing choice and reducing risks associated with  producers who typically use a single feedstock source; and

▪

We plan to develop several sources of revenue, for example revenue from fuel, energy, co-products, by-products and waste-products. We also plan to build choice into the revenue cycle, so that at any point in time we can focus production on either sustainable energy or bio-fuels, or a combination. The decision would be based upon market conditions and available government support for sustainable energy and/or bio-fuels at that time, thereby optimizing revenue and profitability in line with prevailing market conditions.  We will consider broadening our mix of renewable energy revenue streams in the future (e.g. solar and wind), as appropriate, particularly where we acquire land assets that are surplus to our immediate requirements and have development potential and where we have access to adequate power grid capacity.

We are currently at an advanced stage in the development of our first Waste-to Energy plant on an industrial site in the north east of England that we acquired in 2009, which, at the time of our acquisition included a complete operational biodiesel plant and a substantial waste liquid biomass processing plant. We have largely completed the redevelopment of the industrial site into our first Integrated Waste-to-Energy plant.

Our proposed UK Waste-to-Energy Plant, which is branded under the ‘Verta Energy’ name, will include the following key elements:

(a) An established ‘Waste Liquid Biomass Processing Plant’ with a substantial processing capacity of 60,000 Metric Tonnes per annum, which uses established processes and know-how (which we term as our ‘Black-Box’ waste liquid biomass process) to process waste liquid biomass into a viable generator fuel (which we refer to as ‘Verta’s Customized Generator Fuel’)

(b) A substantial ‘Energy Centre’, which has been developed out of the previous boiler room and heat exchange facility on the acquired industrial site and will be used to house generators which will be fuelled by Verta’s Customized Generator Fuel to produce renewable electricity and heat. The Energy Centre infrastructure is largely complete and the first generator unit was installed in June 2011. It has been configured to house several additional generator units, which will be added on a modular basis and it is estimated that the Energy Centre in its current form has capacity to accommodate generators which will produce an aggregate output of up to some 20MW. Ample space exists on our site to extend upwards to 50MW.

(c) A series of on-site functioning electricity sub-stations, which will be used to supply renewable electricity from the Energy Centre directly into the power grid and to service the site itself.

(d) A future planned crush and oil processing plant which will be used to supply oil into the food processing industry and thereby create captive ‘back-hauled’ used cooking oil for use in the Waste-Liquid Biomass Processing Plant and thereby expand our captive supply of feedstock into its processing plant.

(e) A 22mmgy biodiesel plant, which is capable of producing biodiesel from a mixture of the processed waste liquid biomass, referred to in (a) above, and virgin oils. This facility provides us with choice in relation to the use of processed waste liquid biomass in the production of renewable electricity and/or in the production of biodiesel.

In addition, in line with our business model, which includes vertical integration into the feedstock supply chain, on May 24, 2011, we entered into a conditional share purchase agreement to acquire all of the share capital of an established UK waste oil collection and handling business in exchange for the payment, upon completion, of £500,000 (approximately $800,000) in cash, that number of shares equal to 12.5% of the issued share capital of Verta Energy Trading Limited (which is presently a wholly owned subsidiary of ours, which will own and operate the waste oil processing part of our planned UK Waste-to-Energy business) and warrants to purchase 100,000 shares of our common stock at $0.50 per share (with performance based vesting). In addition up to a further £700,000 (approximately $1,120,000) of deferred consideration may be paid which is linked to and conditional upon future performance thresholds being exceeded. The managing director of the company to be acquired is to join our management team under the terms of a service contract to be agreed with him. He and his company bring to us extensive experience in the market for the collection, sourcing and handling of waste oils. This acquisition will mark an important base element to our supply chain vertical integration strategy. Completion of the Agreement was subject to certain conditions being met by the parties prior to September 7, 2011. These conditions were not yet been met, however the parties to the agreement are currently in detailed discussions, which are expected to result in the conditions being met in the foreseeable future and the Agreement being completed in accordance with the principal terms outlined above.

In addition to our UK Waste-to Energy plant we also own:

•

Currently unused land in and around the UK Waste to Energy Plant: The Waste-to-Energy site  extends to 41 acres and is set within a secure parameter fence. The actual Waste-to-Energy plant occupies about half of this acreage. We are exploring alternative uses for the rest of the site, including the potential to use it to develop a solar energy facility, making further use of the on-site electricity sub-stations to sell electricity directly into the power grid. We also own approximately 100 acres of undeveloped land mainly surrounding the UK industrial site which is zoned for possible future industrial development and therefore provides substantial potential for expansion, development and/or sale to realize cash.

•

Undeveloped land in Kentucky: At the time of the initial private placement in 2007 we acquired some 437 acres of land in Kentucky, which we intended to use as a site for a substantial new-build integrated Biofuels and Waste-to-Energy complex. The subsequent collapse of the global capital markets made it impossible to raise the substantial additional capital (approximately $350 million) that we required for this proposed project and, consequently, we turned our attention to acquiring distressed assets (such as the UK industrial site) to use as an alternative base to implement our Integrated Waste-to-Energy plans. In December 2010 we sold approximately half of the Kentucky land for $1.5m, primarily to release cash for re-investment in the UK plant; and we retained the balance of the land (some 217 acres), since it offers the potential for development into a second Waste-to-Energy plant once the UK plant is established, enabling us to deploy the know-how that we have gained in the UK plant development project.

•

Patented technology known as “STT”, which we acquired in 2009, and which we plan to use within our liquid biomass processing plant as we expand its capacity and range of liquid biomass and renewable oil core feedstocks for processing into biofuels and renewable electricity.

Recent Financing events

On May 5, 2011, we raised $1,600,000 through the issuance of a convertible debenture (“the Debenture”), which,  after (i) deducting the arrangement fee of $100,000 and paying the lender’s legal expenses of approximately $25,000 and (ii) repaying an existing secured loan out of the proceeds of the debenture ( approximately $455,000), resulted in a net cash inflow of approximately $1,020,000.

In addition, we are entitled to receive a further $2,150,000 (from which an arrangement fee of $150,000 will be deducted) under the terms of the Securities Purchase Agreement which gave rise to the Debenture; this second debenture may only be drawn down once the Company achieves certain milestones which are described in the Securities Purchase Agreement.

We are also currently engaged in discussions with certain new potential investors to raise additional finance in the form of equity and/or debt.

Comparison of the three month periods ended January 31, 2011 and 2010 and for the period from March 9, 2007 (date of inception) through July 31, 2011

Results of Operations

We have incurred a Net Loss of $490,852 and $1,734,062 for the three and nine month periods ended July 31, 2011 ; $574,288 and $2,586,715 for the three and nine month periods ended July 31, 2010; and $29,126,238 for the period from March 9, 2007 (date of inception) through July 31, 2011.

The Net loss referred to above arises from two activity streams: (a) Operations and (b) Other Income (Expense). The composition of these components and the principal reasons for the changes between periods in the amounts are summarized below. Further details are provided in the ‘Operating Loss’ table and ‘Other Income (Expense)’ table, and the associated footnotes to these tables, which are set out below:

(a) Loss from Operations:

Loss from Operations is comprised of the following components:

Gross Loss: The Company generated revenues from the sale of biofuel for a short period in 2009 during a period of testing and commissioning part of its UK plant. These revenues were generated for testing and commissioning purposes, rather than commercial purposes and a gross loss was incurred on them. There have been no sales at the UK plant since this initial commissioning activity was completed in 2009, pending completion of the Waste-to-Energy Plant. The gross loss generated through his activity in the period from inception (March 9, 2007) to July 31, 2011 amounted to $995,275. No gross losses were incurred in the three and nine month periods ended July 31, 2011 or in the three and nine month periods ended July 31, 2010.

Operating Expenses: Operating expenses in the three and nine month periods ended April 31, 2011 amounted to $353,169 and $1,543,150, respectively, compared to $1,239,124 and $4,244,004 in the three and nine month periods ended July 31, 2010, respectively. Operating expenses in the period from inception (March 9, 2007) to July 31, 2011 amounted to $27,271,013. The general level of costs incurred in the three and nine month periods ended July 31, 2011 was at a significantly lower level than in the three and nine month periods ended July 31, 2010, due to two primary factors associated with the maturing of our development stage activities: (a) As we increasingly focused our activity in 2010 and into 2011 on the development of our planned UK Waste-to-Energy plant we reduced or eliminated expenditures in other areas; and (b) In the latter part of 2010 and into 2011, with the UK Waste-to-Energy project becoming more mature, our UK plant development activity became increasingly focused on lower cost, but more strategically and commercially important work streams, compared to the relatively labor intensive and costly construction, pilot testing and re-zoning activities which marked the earlier stages of the project. In addition in the nine month period ended July 31, 2011, certain credits were recorded which reduced aggregate operating expenses. These credits arose as follows: (i) previously made accruals in respect of disputed liabilities (including in respect of real estate taxes which we successfully appealed) that were settled in our favor during the nine month period ended July 31, 2011, resulting in aggregate credits to operating expenses of $431,129; and (ii) a provision of $151,250, which had been established in a prior period to cover the possible costs of selling our Kentucky land,  was released during the nine month period ended July 31, 2011, when we decided to change our previous decision to sell this land and, instead, to retain part of it for possible future development. Comparable credits did not arise in the nine month periods ended July 31, 2010 or in the three month periods ended July 31, 2011 and July 31, 2010.

Loss arising on the sale of Land: A loss of $423,573 arose on the sale of certain of our land holdings in Kentucky in the nine month periods ended July 31, 2011. No loss on the sale of land was reported in the nine month periods ended July 31, 2010, or in the three month periods ended July 31, 2011 and July 31, 2010.

Subsidy Received: We recorded a credit of $278,285 in the three and nine month periods ended July 31, 2010, which arose out of a grant awarded to us by the UK Tax Authorities, further details of which are set out in the tables and their footnotes below. No similar grant has been awarded to us in any other period.

Loss on the sale of STT assets: We recorded a loss of $3,400,382 on the sale, in September 2010, of assets no longer required, which we had originally acquired as part of an earlier asset acquisition; having decided to retain only the key elements of the original asset acquisition. This loss is included in the net loss recorded in the period from inception (March 9, 2007) to July 31, 2011, but no such item in reported in the three and nine month periods ended July 31, 2011 or in the three or nine month periods ended July 31, 2010.

(b) Other Income (Expense)

We recorded total Other Income (Expense) in the three and nine month period ended July 31, 2011 of $(137,683) and $232,661, respectively, compared to $386,551 and $1,379,004 in the three and nine month periods ended July 31, 2010, respectively, and $2,684,920 in the period from inception (March 9, 2007) to July 31, 2011. These amounts are principally comprised of:

(i)

Gain on sale of scrap and surplus assets, which arose as we identified and released surplus materials and infrastructure, during the redevelopment of the UK industrial site that we acquired and are redeveloping into our first Waste-to Energy plant. This net income amounted to $17,681 and $429,428 in the three and nine month periods ended July 31, 2011;  $340,101 and $1,274,080 in the three and nine month periods ended July 31, 2010 and $1,905,446 in the period from inception (March 09, 2007) until July 31, 2011. The general reduction in the level of this income over time is due to the fact that volumes of surplus material and infrastructure released from the redevelopment of the UK plant has naturally declined as we move through the stages of redevelopment towards completion.

(ii)

Interest expense, which amounted to $173,527 and $230,341 in the three and nine month periods ended July 31, 2011. No interest charges arose in the three and nine month periods ended July 31, 2010 and interest expense recorded in the period from inception (March 09, 2007) until July 31, 2011 amounted to $248,951. The higher levels of interest expense in the three month period ended July 31, 2011 is caused by significant debt financing during that period; and prior to July 31, 2010 we were mainly financed by equity investments. During the period from inception (March 9, 2007 to July 31, 2011 we recorded aggregate interest income of $563,859; none in the three month periods ended July 31, 2011 and July 31, 2010, respectively, and $2,349 and $1,313 in the nine month periods ended July 31, 2011 and July 31, 2010, respectively.

Losses from inception

In the period from inception (March 9, 2007) to July 31, 2011 we reported net losses of $28,676,649. These losses arose in the following areas of activity.

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

•

Costs incurred in designing, testing and re-configuring the UK industrial plant in the post acquisition period (since April 2009) and preparing it for production and for commercial activity, which amounted in total to approximately $6.4 million;

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

•

Compliance costs amounted to approximately $1.6 million and group executive costs to approximately $0.7 million; and

•

Interest income amounted to $0.6 million and interest expense of $0.2 million

The amounts shown in the bulleted list above represent direct costs incurred in each area of activity together with an appropriate allocation of indirect costs so as to show where expenditure and investment has been made since inception.

Revenues

We generated revenues, for the first time, of $3,201,412 in the year ended October 31, 2009. These arose primarily from the sale of bio-diesel produced in our UK plant during the testing and commissioning process that we carried out subsequent to our acquisition of the plant in April 2009. We completed the satisfactory commissioning and testing of the waste oil processing and bio-diesel plants in the year ended October 31, 2009; and we concluded at that time that we would not generate further revenues until we had developed our liquid waste biomass feedstock supply strategy to the point where we consider that we have access to such feedstock in the volume required and at costs which underpin a healthy gross margin. Consequently we recorded no sales revenues in the three and nine month periods ended July 31 2011 and July 31, 2010.

Analysis of Loss from Operations

‘Loss from Operations’ arising in the three and nine month periods ended July 31, 2011 and 2010, and for the period from March 9, 2007 (date of inception) through July 31, 2011 is analyzed in further detail in the table below and the principal causes of the changes in component captions between periods is explained in the footnotes to the table:

		Three months ended July 31,		Nine months ended July 31,		Period from Inception (March 9, 2007) to July 31,
	Note	2011	2010	2011	2010	2011
Losses in UK Plant
Gross Loss in UK plant	1	$-	$-	$-	$-	$995,275
Overhead costs at UK plant:
Indirect Plant overhead costs	2	48,467	110,742	281,917	553,030	2,149,168
Indirect labour and administrative expenses	2	139,023	533,150	176,742	1,775,754	4,350,747
Total overheads incurred at the UK plant		$187,490	$643,892	$458,659	$2,328,784	$6,499,915

Operating Costs and Expenses (excluding UK Plant)
Professional fees	3	$91,318	$164,044	$380,114	$490,547	$2,445,414
Contractors, payroll and administrative expenses	4	59,250	231,909	415,185	720,504	6,743,532
Consulting expenses	5	(6,000)	-	(6,000)	77,446	1,984,000
STT overhead costs	6	2,588	45,667	31,929	152,353	441,106
Travel and accommodation expenses	7	6,361	11,712	31,572	112,389	1,232,779
Occupancy, communications and other central group overheads	8	17,347	95,687	7,507	201,873	709,659
		$170,864	$549,019	$860,307	$1,755,112	$13,556,490

Non Cash Items charged
Fair value of warrants issued to director, employee and contractors for services	9	$(55,685)	$11,546	$293,201	$125,441	$2,358,188
Fair value of shares issued for services	9	50,500	34,667	82,233	34,667	550,567
Asset impairment loss	10	-	-	-	-	4,457,103
Reversal of land sale costs provision	10	-		(151,250)	-	(151,250)
		$(5,185)	$46,213	$224,184	$160,108	$7,214,608
Other operating income and expenses/losses
Loss on sale of STT assets	11	$-	$-	$-	$-	$3,400,382
Loss on sale of land	12	-	-	423,573	-	423,573
Subsidy received	13	-	(278,285)	-	(278,285)	(279,085)
		$-	$(278,285)	$423,573	$(278,285)	$3,544,870

Loss from Operations		$353,169	$960,839	$1,966,723	$3,965,719	$31,811,158

Footnotes:

1.

The direct cost of sales from the sale of biodiesel in the period from March 9, 2007 (date of inception) to July 31, 2011 exceeded the related sales revenue generated, giving rise to a gross loss of $995,275. This gross loss arose during a short period of testing and commissioning the plant in 2009 and should not be taken as being indicative of the potential gross margin to be produced by the completed Waste-to-Energy plant. Activity during this commissioning period was intended to observe, test and prove the technical performance of the plant, rather than to operate it on a commercially viable basis. As explained under the paragraph “Revenues” above, we have not and do not expect to re-commence production at the Waste-to-Energy plant until the plant is complete and consequently no gross margin (negative or positive) arose in either the three or nine month periods ended July 31, 2011 or the three or nine month period ended July 31, 2010.

2.

In the three and nine month periods ended July 31, 2011 we incurred expenses in the development of our UK Waste-to-Energy plant of $187,490 and $458,659, respectively compared to $643,892 and $2,328,784 in the three and nine month periods ended July 31, 2010 and $6,499,915 in the period from March 9, 2007 (date of inception) to July 31, 2011. The reduction in the level of costs is due to the relatively high cost activity (such as production testing, development and re-zoning activity), which was incurred in the post acquisition period, being replaced with less costly, but strategically and commercially important activity, as the project reaches its final stages. In addition, in the nine month period ended July 31, 2011 we recorded a credit of $395,129 in respect of the reversal of accruals previously made for disputed liabilities which were settled in our favor. No comparable credit arose in the nine month period ended July 31, 2010 or in each of the three month periods ended July 31, 2011 and 2010.

3.

Professional fees incurred in the three and nine month period ended July 31, 2011 amounted to $91,318 and $380,114, respectively, compared to $164,044 and $490,547 in the three and nine month periods ended July 31, 2010, respectively. The reductions arise as a result of our focus on the UK plant and a consequent reduction in the level of professional fees incurred across the Group. Professional fees incurred in the period from March 9, 2007 (date of inception) to July 31, 2011 amounted to $2,445,414, which is comprised primarily of compliance, legal, audit and financial and acquisition related advisory fees.

4.

Contractors, payroll and administrative expenses (excluding those incurred in the UK plant, which are included within “Losses in UK Plant”) amounted to $59,250 and $415,185 in the three and nine month periods ended July 31, 2011, respectively, compared with $231,909 and $720,504 in the three and nine month periods ended July 31, 2010.  In the nine month period ended July 31, 2010 we recorded a credit of $126,372 in respect of the release of certain accruals that had been previously established, but which were no longer required. No comparable credit was recorded in the nine month period ended July 31, 2010 or in the three month periods ended July 31, 2011 and 2010. The reduction between 2010 and 2011 reflects a lower group central headcount and the increased emphasis on deploying group resources and cost to direct activity at the UK plant, together with a general reduction in compensation levels. ‘Contractors, payroll and administrative expenses’ in the period from March 9, 2007 (date of inception) to January 31, 2010 amounted to $6,743,532.

5.

We did not incur any external Consulting expenses in the three and nine month periods ended July 31, 2011, or in the three month period ended July 31, 2010 (the $6,000 credit in the three and nine month periods ended July 31, 2011, arises as a result of a reduction of accruals for prior period consulting fees). We incurred consulting expenses of $77,446 in the nine month period ended July 31, 2010 and $1,984,000 in the period from March 9, 2007 (date of inception) to July 31, 2011, which included significant one-off consulting costs incurred in 2009 associated with aborted financing activity. The downward trend and recent elimination of consulting expenses reflects a decision to reduce the use of external consultants within the group, as we focus our activities around the UK plant project.

6.

STT overhead costs relate to the maintenance costs of the STT technology and patents acquired in March 2009, including patent protection and storage of the acquired reactors. In the three and nine month periods ended July 31, 2011 these costs amounted to $2,588 and $31,929, respectively, compared to $45,667 and $152,353 in the three and nine month periods ended July 31, 2010, respectively, and $441,106 in the period from inception (March 9, 2007) to July 31, 2011. The reduction in costs arises as a result of the sale in September 2010 of a substantial number of STT reactors that were surplus to our requirements, resulting in a reduction in storage costs. We are currently not using the STT technology in our activities, although we anticipate introducing this technology into our Waste-to-Energy plant strategy in due course.

7.

Travel and accommodation expenses in the three and nine month periods ended July 31, 2011 amounted to $6,361 and $31,572, respectively, compared to $11,712 and $112,389, respectively, in the three and nine month periods ended July 31, 2010. This reduction is due to a lower volume of travel expensed as our efforts are focused on the UK Plant. In the period from inception (March 9, 2007) to April 30, 2011 travel and accommodation expenses accumulated to $1,232,779.

8.

Occupancy, communications and other central group overheads (excluding UK plant) in the three and nine month periods ended July 31, 2011 amounted to $17,347 and $7,507, respectively, compared to $95,687 and $201,873 in the three and nine month periods ended July 31, 2010, respectively. In the period from March 9, 2007 (date of inception) to January 31, 2011 these costs amounted to $709,659. The general downward trend in due to the focus of our activity on the UK plant. In the case of the nine month period ended July 31, 2011 the aggregate amount was reduced by a credit of $36,000 made in respect of disputed liabilities which were settled in our favor; comparable credits were not recorded in the nine month period ended July 31, 2010 or in either of the three month periods ended July 31, 2010 or July 31, 2011

9.

We have incurred certain costs and expenses which have been defrayed by the issuance of shares and share warrants rather than cash. In the three and nine month periods ended April  30, 2011 these comprised :

a)

We recorded expenses in the three and nine month periods ended July 31, 2011 of $50,500 and $82,233, respectively, which arose in connection with service supply contracts, where services are compensated by the issuance of shares of our common stock. We calculate the cost of these services by applying the market price at the date of issuance of the stock to the number of shares contracted to be issued. Comparable amounts expensed in both the three and nine month periods ended July 31, 2010 amounted to $34,667. The charge relating to the issuance of shares for services in the period from inception (March 9, 2007) to July 31, 2011 amounted to $550,567.

b)

As part of our approach to compensating our staff, management and officers we issue stock purchase warrants to selected individuals from time to time. The charge/(credit) in the three and nine month periods ended July 31, 2011 arising in respect of such warrants amounted to $(55,685) and $250,337, respectively. The comparable charge in the three and nine month periods ended July 31, 2010 was $11,546 and $125,441, respectively. The increase between the nine month periods arose as a result of a significant number of stock purchase warrants issued to senior staff, management and officers in November 2010. The credit, which is recorded in the three month period ended July 31, 2011 arose because the accounting for warrants involves the periodic re-appraisal of certain assumptions that are used to estimate the cost of warrant issuances, and these re-appraisals can lead to reductions in prior estimates, resulting in periodic credits as well as charges. In addition to warrants issued to staff, management and officers, we compensate certain third party service providers from time to time by awarding them warrants to purchase shares of our Common Stock. The charge associated with the issuance of such warrants in the three and nine month periods ended July 31, 2011amounted to $- 0- and $42,864, respectively. No such charge arose in the three and nine month periods ended July 31, 2010. The aggregate charge (credit) related to the issuance of all warrants issued for services to both staff, management and officers and third party service providers in the three and nine month periods ended July 31, 2011 amounted to $(55,685) and $293,201, respectively and, the three and nine month periods ended July 31, 2010 to $11,546 and $125,441, respectively; in the period from inception (March 9, 2007) to July 31, 2011 aggregate expense arising from warrant issuances amounted to $2,358,188, of which $2,261,806 related to the issuance of warrants to staff, management and officers and the balance of $96,382 to warrants issued to third party suppliers.

10.

Impairment charges arise in connection with the periodic reappraisal of our assets and, in particular:

(i)

In the period from March 9, 2007 (date of inception) to July 31, 2011, we recorded aggregate impairment charges of $4,457,103, which comprised of:

a.

$1,538,640 as a result of the elimination of the capitalized costs that we incurred in the Kentucky project upon the cessation of that project; and.

b.

$2,918,463 (prior to the provision reversal of $151,250 described in (ii) below) in connection with decrease in the valuation of our Kentucky land in line with the general decline in property values across the USA.

(ii)   In January 31, 2011 we determined that the land that we continued to own in Kentucky (approximately 217 acres), after the sale in January 2011 of 220 acres of the original 437 acres,  should be retained for possible future development as a Waste-to-Energy Plant. Previously, in 2010 we had decided to sell the entire 437 acres of land and we had consequently reclassified the entire Kentucky land as ‘Land held for sale’ on our consolidated balance sheet. At that time we provided an amount against the recorded book value of the land to cover estimated sales costs and commissions. Upon making the subsequent decision to retain the 217 acres of land, we reclassified that land back to ‘Property, Plant and Equipment’ in our Consolidated Balance Sheet and we reversed the provision for estimated selling costs ($151,250) that had related to this land.

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

12.

In the nine month period ended July 31, 2011 we sold 220 acres of our land in Kentucky (as described in footnote 10 above) and incurred a loss of $423,573 on the sale transaction.

13.

On May 24, 2010 the Company’s UK subsidiary which is conducting the development of the UK plant and site was awarded a Research and Development Tax Credit by the UK Government in the amount of $279,085, which is classified as “Subsidy Received” in our Consolidated Statements of Operations for the period from inception (March 9, 2007) to July 31, 2011. Such credits are awarded to businesses which incur labor costs in carrying our research and development work and we satisfied the UK Government that our activities on the UK site in the year ended October 31, 2009 qualified us to receive such credit. Research and Development credits are off-settable against payroll withholding taxes. We have concluded that it is inappropriate to record such credits until they are awarded and then to record them on the date of award. We intend to make a further application for this type of grant (and others that may be available from time to time) and, accordingly will prepare and submit a Research and Development Grant application for the year ended October 31, 2010. The amount, if any, of the grants to be awarded cannot be judged with reasonable certainty at this time and is therefore not recorded in the consolidated financial statements.

Analysis of Other Income (Expense)

Other Income (Expense)’ arising in the three and nine month periods ended July 31, 2011 and 2010, and for the period from March 9, 2007 (date of inception) through July 31, 2011 is analyzed in further detail in the table below and the principal causes of the changes in component captions between periods is briefly explained in the footnotes to the table:

		Three months ended July 31,		Nine months ended July 31,		Period from Inception (March 9, 2007) to July 31,
	Note	2011	2010	2011	2010	2011
Other income (expense)
Interest income	1	$-	$-	$2,349	$1,313	$563,859
Interest expense and similar charges	2	(173,527)	-	(230,341)	-	(248,951)
Miscellaneous income (net of related costs)	3	3,157	46,450	16,219	103,611	152,846
Change in fair value of derivative liability		15,006	-	15,006	-	15,006
Forgiveness of debt	4	-	-	-	-	296,714
		$(155,364)	$46,450	$(196,767)	$104,924	$779,474

Sale of scrap and surplus assets		$107,531	$613,277	$798,156	$2,094,893	$3,361,543
Cost associated with the sale of scrap		(89,850)	(243,561)	(368,728)	(549,243)	(1,037,841)
Cost basis of other assets		-	1,541	-	(88,958)	(210,058)
Book value of assets sold		-	(31,156)	-	(182,612)	(208,198)
Net profit from sale of redundant scrap assets	5	$17,681	$340,101	$429,428	$1,274,080	$1,905,446

Total other income (expense)		$(137,683)	$386,551	$232,661	$1,379,004	$2,684,920

Footnotes to ‘Other Income (Expense)’ table:

1.

We earned interest income on cash deposits of $563,859 in the period from inception (March 9, 2007) to July 31, 201l. This arose when we had surplus cash from previous private placements; however that surplus cash was invested throughout our development stage and had been largely exhausted by late 2009. As a result we recorded relatively modest interest income in the three and nine month periods ended July 31, 2011 ($-0- and $2,349, respectively), and in the three and nine month periods ended July 31, 2010 ($- 0 - and $1,313, respectively).

2.

In the three and nine month period ended July 31, 2011 we incurred interest expense of $173,527 and $230,341, respectively. This expense arose as a result of secured debt (including the convertible debenture that we issued in May 2011) that we raised after the surplus cash referred to in footnote 1 above, became depleted. Thus, as interest income diminished, in line with the depletion of cash balances, interest expense began to increase, as we raised finance through secured debt instruments. We did not incur any interest expense in the three and nine month periods ended July 31, 2010, since we had cash reserves and no loans during those periods and we incurred  interest expense of $248,951 in the period from inception (March 9, 2007) to April 30, 2011.

3.

We have recorded ‘Miscellaneous Income’ (net of related costs), as shown in the table above, which primarily arose from (a) certain licensing and rental income derived from our STT assets, (b) the sale of residual stock and work-in-progress amounts held at the UK site after the period of test and commissioning production activity ceased and (c) other miscellaneous receipts associated with the UK plant. In aggregate, these items of miscellaneous income amounted to $3,157 and $16,219 in the three and nine month periods ended July 31, 2011, respectively; $46,450 and $103,611 in the three and nine month periods ended July 31, 2010, respectively; and $152,846 in the period from inception (March 9, 2007) to July 31, 2011. The decrease between periods was due to the activities, which gave rise to miscellaneous income, either ceasing or reducing in significance in the three and nine month periods ended July 31, 2011 compared to previous periods, while we concentrated our focus on completing the UK plant project.

4.

We benefited from a credit arising on the forgiveness by a former director, who served prior to the reverse merger in December 2007, of loans made to the Company from him which is shown as a credit of $296,714 in the period from inception (March 9, 2007) to July 31, 2011.

5.

On acquisition of the UK plant and industrial site in March 2009 we identified considerable surplus infrastructure on the site. This equipment included surplus stainless steel, copper wire and other valuable materials embedded in surplus infrastructure as well as certain items of plant which were embedded into the plant infrastructure and were surplus to our requirements. Since the acquisition of the site we have conducted an ongoing program of isolating and extracting such surplus materials, as we re-zoned the plant site and prepared it for our own intended application, and then selling this surplus material on the open market. We derived income from this activity of $107,531and $798,156 in the three and nine month periods ended July 31, 2011, respectively, and $613,277 and $2,094,893 in the three and nine month periods ended July 31, 2010, respectively; and we have generated total income from this activity in the period from inception (March 9, 2007) to July 31, 2011 of $3,361,543. While there is still some further value to be extracted, as we move towards completing the re-zoning of the UK plant site, the amount of scrap sales have and will continue to become increasingly less material as we complete the re-zoning and move towards production. We have offset the direct cost of labor and materials involved in extracting and selling the surplus materials and any carrying value recorded in the financial statements relative to the scrapped materials, against the gross sales proceeds in calculating ‘Net profit from the sale of redundant scrap assets’, which amounted to $17,681 and $429,428  in the three and nine month period ended July 31, 2011, respectively, compared to $340,101 and $1,274,080  in the three and nine month periods ended July 31, 2010, respectively and $1,905,446 in the period from inception (March 9, 2007) to July 31, 2011.

Assets, Liabilities and Working Capital Adequacy

Property Plant and Equipment

During the three and nine month periods ended July 31, 2011, the Company incurred capital expenditure of $447,884 on ground and building preparation project work in the Energy Centre and elsewhere within its UK Waste-to-Energy plant site and on the purchase and installation of its first power generator and other items of plant and equipment for use in the Waste-to-Energy plant. In the nine month period ended July 31, 2010 capital additions at the UK plant amounted to $145,382.

In addition to the above, during the period from March 9, 2007 (date of inception) through July 31, 2011, the Company purchased property and equipment, comprised of the following main categories:

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

(iii)

Kentucky Land Acquisition and Related Project Capital Expenditure: Our original business plan was to purchase land in Kentucky and construct a differentiated integrated BioEnergy and Waste-to-Energy plant on that land. This original project had a projected capital cost of approximately $400 million. In early 2008 we acquired 437 acres of Kentucky land for approximately $6.2 million and we commenced activity on the site to develop the planned plant. However because of the capital markets crash in mid 2008 we were unable to raise the substantial amounts of capital required to complete the plant and we subsequently decided to abandon the original plans, put the Kentucky land up for sale and concentrate our resources on seeking to find distressed assets at a deep discount to cost, which we could then develop, with a more modest capital outlay, into Waste-to-Energy plants. This strategy led to the asset acquisitions referred to under (i) and (ii) above. Following the decision to curtail the Kentucky project and attempt to sell the Kentucky land, we recorded aggregate impairment losses amounting to $4,305,853 as a result of (a) the loss arising on the previously capitalized Kentucky project costs and (b) value impairment losses recognized in connection with the decline in value of the Kentucky land in line with the general decline in US property values. In January 2011 we sold 220 acres of our Kentucky land for $1.5 million in cash and recorded a book loss on that transaction of $423,573. At July 31, 2011 we continue to own approximately 217 acres of the original Kentucky land which is recorded at a book value of approximately $2,016,663 million in our ‘Consolidated Balance Sheet’. We currently intend to retain this land since it offers the potential to use as a base for a future Waste-to-Energy plant. The original consideration paid for part of this retained land was in the form of a promissory note issued to the vendor of the land, originally in the amount of $600,000. At July 31, 2011 the amount due under the original promissory note had been reduced to $440,000 as part of a restructuring of the note, which is described in “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

At July 31, 2011 the Company had cash balances of $90,735 and working capital deficit of $1,201,996, compared to cash balances at October 31, 2010 of $86,609 and a working capital deficit of $2,204,176. The reduction in the working capital deficit between October 31, 2010 and July 31, 2011, was caused by an inflow of cash due to the issuance of a two year term convertible debenture in May 2011, which is further described below. We reported total stockholders’ equity at July 31, 2011 of $1,428,215, compared to $2,804,939 at October 31, 2010.

At July 31, 2011 we had current liabilities of $1,747,179, compared to $2,450,618 at October 31, 2010. Current liabilities at July 31, 2011 mainly comprised (a) $904,186 in our UK plant subsidiary, (b) $339,985, which is the principal amount due to contractors, officers and directors in respect of unpaid amounts due to them, under contracts for services, the payment of which has been deferred by agreement until such future time as the Company has raised further finance and is able to make payment and (c) $503,008 that is mainly due to third party suppliers of services and professional advisers.  The principal cause of the reduction in current liabilities since October 31, 2010 was the influx of cash resulting from the debenture which we issued on May 5, 2011, which is described below. This was used in part (i) to finance the further development of the UK Waste-to-Energy plant, including financing of the $447,884 of Property Plant and Equipment additions made in the three month period ended July 31, 2011, referred to above; (ii) to repay the amount due ($454,600) under a previous secured loan, referred to as the Land Purchase Note, and included in current liabilities at October 31, 2010; and (iii) to provide general working capital.

The above factors raise substantial doubt about the Company’s ability to continue as a going concern, particularly since it is has not yet achieved all of the milestones, or raised adequate capital, to enable it to commence commercial operations and generate revenue, in line with its plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company not succeed in the delivery of its business plan and, as a consequence, be unable to continue as a going concern.

Cash Inflows in the Nine Month Period Ended July 31, 2011

a.

Sale of Kentucky land

In January 2011, we realized cash of $1.5 million, in the form of the gross proceeds received from the sale of part of our Kentucky land, which was mainly used to reduce liabilities and to invest into the UK plant development project.

b.

Issuance of Original Issue Discount Senior Secured Convertible Debentures (“Debentures”)

On May 5, 2011, pursuant to a securities purchase agreement between the Company and GCP VIII, LLC (the “Purchaser”) (the “Purchase Agreement”), we agreed to sell, and the Purchaser agreed to purchase, up to $5,000,000 of the “Debentures” on two separate closing dates.

On the first closing date (May 5, 2011), we sold to the Purchaser a Debenture having a principal amount of $2,133,333, in respect of which we received gross proceeds of $1,600,000. Fees and legal expenses incurred by the Purchaser of $124,997 were deducted from the proceeds. We used $454,600 of the net proceeds to repay the Land Purchase Note, releasing net cash to us of $1,020,403, which is to being used for working capital purposes and to invest in the Waste-to-Energy plant project.

The second closing may take place only after we satisfy the Purchaser that we have met certain operational and financial milestones which are described in the Purchase Agreement. The principal amount of the Debenture which would be issued in the event of the second closing taking place is $2,866,667, of which the gross proceeds to be received by the Company would be $2,150,000 (out of which an arrangement fee of $150,000 would be payable),

The Debentures are due for repayment on the two year anniversary of their issuance in an amount equal to 118% of their principal amount and no regularly scheduled interest payments are to be made on them.

We will need to raise further cash, in addition to that which may be raised through the potential second closing of the Debentures referred to above, by the issuance of debt and/or equity instruments to enable us to commence production and revenue generation in line with our plans, to support the working capital and expansion needs of the UK Waste-to-Energy plant and, in due course, to enable us to expand into new geographical areas. The Company remains in its development stage and requires further capital to be able to deliver its business plan. It therefore continues to represents a speculative investment. Actual and potential investors in the Company should be alert to this fact and to the risk that they are at risk of losing some or all of their investment.

Sources and Use of Funds

Summary Overview of Sources and Uses of Funds from Inception

Since inception, the Company has financed itself primarily by the sale of equity securities and debt instruments, which, excluding debt which has been repaid arose as follows:

(a) The Company raised $2.2 million on March 26, 2007, approximately $22.8 million (net of issuance costs) on December 4, 2007, and approximately $1.6 million (net of issuance costs) on July 30, 2008, by way of three separate private placements of shares of common stock.

(b) On May 5, 2011 we raised new capital under the terms of the issuance of the Debentures referred to above, of which, at July 31, 2011 we had drawn down $1.6 million (gross cash proceeds) and further amounts of $2.15 million (gross) may be drawn down in future subject to our achieving certain commercial and financial milestones which are described in the securities purchase agreement which governs the Debentures.

As described in (a) and (b) above, in the period from inception (March 9, 2007) to July 31, 2011, aggregate cash funds raised by the issuance of equity and debt financing (net of loan repayments) have amounted to approximately of $28.2 million. An analysis showing how these funds have been invested (including group payroll and overhead allocated by caption based on activity) is set out below:

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

(b) The acquisition of the STT related assets from Kreido Biofuels, together with subsequent costs spent in protecting the acquired STT assets, has required a cash outlay of approximately $3.5 million.

(c) The acquisition, of the UK industrial site, which comprised various assets including 147 acres of land, a biomass processing plant and a bio-diesel plant together with substantial industrial site infrastructure and buildings; together with the subsequent re-development of the site (currently work in progress) into a proposed integrated waste to energy plant, used cash investment of approximately $9.2 million.

(d) Corporate Finance and Merger and Acquisition activity used approximately $3.5 million of cash investment, including significant costs incurred on third party consultants.

(e) Compliance, legal and audit costs amounted to approximately $1.4 million; and corporate executive costs aggregated to approximately $0.5 million.

(f) Interest income received amounted to of $0.6 million.

Current assets and liabilities

At July 31, 2011, we had current assets of $545,183, comprised of (a) cash of $90,735, (b) inventory of $12,488 comprised of materials located at our UK plant and (c) various prepaid expenses and receivables of $441,960, of which $298,072 was in respect of amounts paid in relation to fees and expenses directly associated with ongoing capital raising projects, which will be matched with and written off against the transaction costs of those capital raises when they are completed. In this context those fees and expenses, which were previously treated as prepayments, and which related to the first draw down of the Debenture issued in May 2011, were reclassified from ‘Prepaid Expenses and Other Current Assets” to “Debt Issue Costs”, which is included in the consolidated balance sheet as a non-current asset and amortized over the life of the related debenture. At July 31, 2011 Debt Issue Costs (net of amortization) amounted to $197,666.

Our current liabilities at July 31, 2011 amounted to $1,747,179, the composition of which is detailed in the section “Liquidity and Capital Resources” above.

At October 31, 2010, we had current assets of $246,442, represented by cash of $86,609 and other current assets of $159,833; and we had current liabilities of $2,450,618.

Net Cash Used in Operating Activities

Cash used in operating activities was $1,683,500 for the nine month period ended July 31, 2011, as compared to $$2,753,552 for the nine month period ended July 31, 2010. The reduction is due to our focus in the nine month period ended July 31, 2011 on finalizing the development of the UK plant project and the fact that, as we reach the final stages of that project, we are able to both (a) focus our overall group costs on the UK plant and thereby reduce the level of group costs and (b) reduce the level of expenditures on the UK project itself as we concentrate on strategic and commercial activities which are less cost intensive than the earlier stages of the UK plant project, when we were engaged in more labour intensive and generally more expensive project activities. Total cash utilized in operating activities was $18,379,279, from March 9, 2007 (date of inception) through July 31, 2011.

Net Cash Provided by / Used in Investing Activities

During the nine month period ended July 31, 2011 net cash provided by investing activities was $1,362,558 compared with $1,692,539 in the nine month period ended July 31, 2010.

In both periods we received cash from the sale of assets (net of cash expended in the period that was directly related to those sales), comprised of the following principal components:

•

The sale of scrap, redundant and surplus assets at our UK plant, which were released for sale as part of the rezoning and preparation of the industrial site in preparation for completing our Waste to Energy plant on that site. The net receipts from this source amounted to $340,442 in the nine month period ended July 31, 2011, which compares with $1,637,921 in the nine month period ended July 31 2010. The reduction arises because the re-zoning of the UK plant was nearing completion at July 31, 2011 and the quantity of surplus assets released was consequently reduced.

•

In the nine month period ended July 31, 2011 we realized cash of $1,500,000 from the sale of part of our Kentucky land.

We spent cash on capital projects and plant and equipment at the UK Waste to Energy plant amounting to $477,884 and $145,382 in the nine month periods ended July 31, 2011 and July 31, 2011, respectively.

Cash used in investing activities, net of cash provided by investing activities, in the period from inception (March 9, 2007) to July 31, 2011 amounted to $9,259,276, which is mainly comprised of the acquisition of land, plant and equipment and plant construction costs, offset by proceeds from the sale on non-core assets, net of cash payments incurred in relation to those asset realizations (of $3,806,517)

Cash Provided by /Used in Financing Activities and Capital Adequacy

During the period from March 9, 2007 (date of inception) through July 31, 2011, the Company received net cash provided by financing activities of $27,199,519, mainly comprised of the net proceeds received from private placements and debt issuances. During the nine month periods ended July 31, 2011 the Company received $1,600,000 from the sale of a convertible debenture and expended $1,250,231 on repaying previous secured debt and on the costs and expenses incurred in connection with the issuance of the convertible debenture, resulting in a net cash inflow in that period from financing activities of $349,769. In the nine month period ended  July 31, 2010 the Company did not receive any cash from financing activities, but it did make a $60,000 (partial) repayment of a secured loan, which has been repaid in full subsequently.

Our ability to commence operations and then grow capacity and develop into a profitable business is dependent  upon (i) the satisfactory completion of the final stages of our UK Waste to Energy Plant (ii) obtaining the required permits and consents to supply renewable energy into the power grid and earn renewable obligation credits (iii) the success of our feedstock supply strategy, including our plans to vertically integrate into the supply chain; and (iv) raising further debt and/or equity finance to enable us to commence operations and revenue generation, expand the scale of operations and, in due course, establish other Waste-to-Energy plants.

Since (i) we have not yet achieved all of the milestones to enable us to commence commercial operations in line with our plan and (ii) we have not raised adequate finance to enable us to commence operations and generate revenues, substantial doubt continues to exist about our ability to continue as a going concern. Our financial statements are drawn up on the basis that our plan of operations is successfully implemented and do not include any adjustments that might arise if this was not to be the case.

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

General

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue, if any, and expenses, and the disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors.  Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

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

As explained above, the Company needs to obtain additional capital to enable it to commence initial production by raising further equity and/or debt finance, and it also needs to complete the final stages of its pre-production business plan, primarily: (a) the satisfactory completion of the last stages of development of the UK Waste to Energy Plant and (b) obtaining the licenses which it requires to enable it to sell electricity into the power grid and obtain Renewable Obligation Credits for such sales.

Until the Company commences production at its Waste-to-Energy plant (or completes the acquisition of the trading subsidiary referred to above) the Company will remain as a development stage entity.

Revenue recognition

The Company recognizes revenue from product sales in accordance with ASC Topic 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists (through written sales documentation); (2) delivery has occurred (through delivery into customer’s tanks and acceptance); (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded, although we have not experienced any such items to date and do not expect any significant provisions in the future. We have no discount, rebate or warranty programs. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until revenue recognition is appropriate. We have no post-delivery obligations related to our products.

Stock-Based Compensation

The Company accounts for its stock based compensation under ASC Topic 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees (if any) and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Impairment of Long-Lived Assets

The Company follows ASC Topic 360, "Property, Plant and Equipment" (“ASC 360”) which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Recent accounting pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (“Topic 820”) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 developed common requirements between U.S. GAAP and IFRS for measuring fair value and for disclosing information about fair value measurements.  The effective date of ASU 2011-04 will be during interim or annual periods beginning after December 15, 2011 and should be applied prospectively.  Early adoption is not permitted.  The Company has not determined the impact of this ASU on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (“Topic 220”) – Presentation of Comprehensive Income.”  ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under the amendments to Topic 220 an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The effective date of ASU 2011-05 will be the first interim or fiscal period beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements.  Early adoption is permitted.  The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC are not considered by management to be relevant to the Company's present or future consolidated financial statements.

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS

XBRL Instance Document

101.SCH

XBRL Schema Document

101.CAL

XBRL Calculation Linkbase Document

101.DEF

XBRL Definition Linkbase Document

101.LAB

XBRL Labels Linkbase Document

101.PRE

XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUR RIVERS BIOENERGY INC.

Date: September 16, 2011	By:	/s/ Stephen Padgett
Name: Stephen Padgett Title: President and Chief Executive Officer

Date: September 16, 2011	By:	/s/ Martin Thorp
Name: Martin Thorp Title: Chief Financial Officer